Form 10-Q
period 2021-09-30
Macquarie Infrastructure Holdings, LLC
filed 2021-11-02
CIK 1845290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-Q
_____________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from             to
Commission File Number: 001-32384
_____________________________

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
(Exact Name of Registrant as Specified in Its Charter)
_____________________________

Delaware	86-2708886
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
125 West 55th Street
New York, New York 10019
(Address of Principal Executive Offices) (Zip Code)
(212) 231-1000
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year if Changed Since Last Report): N/A
_____________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Units	MIC	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☐	Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes ☐ No ☒
There were 88,198,812 common units outstanding on October 29, 2021.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC

Macquarie Infrastructure Holdings, LLC ("MIH") is not an authorized deposit-taking institution for the purposes of the Banking Act 1959 (Commonwealth of Australia) and its obligations do not represent deposits or other liabilities of Macquarie Bank Limited ABN 46 008 583 542 ("MBL"). MBL does not guarantee or otherwise provide assurance in respect of the obligations of MIH.
i

Cautionary Note Regarding Forward-Looking Statements
In addition to historical information, this quarterly report on Form 10-Q ("Quarterly Report") contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements may appear throughout this Quarterly Report, including without limitation, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. We may, in some cases, use words such as “project”, “believe”, “anticipate”, “plan”, “expect”, “estimate”, “intend”, “should”, “would”, “could”, “potentially”, “may”, or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, statements regarding a sale of the Company, the ability to complete such sale and the anticipated use of any proceeds therefrom, statements regarding the anticipated specific and overall impacts of COVID-19 and any related recovery, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the risks identified in our Annual Report on the Form 10-K for the year ended December 31, 2020, this Quarterly Report on Form 10-Q, and in other reports we file from time to time with the Securities and Exchange Commission ("SEC").
Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. Many of these factors are beyond our ability to control or predict. Our forward-looking statements speak only as of the date of this Quarterly Report. Other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.
ii

PART I
FINANCIAL INFORMATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the financial condition and results of operations of Macquarie Infrastructure Holdings, LLC should be read in conjunction with the consolidated condensed financial statements and the notes to those statements included elsewhere herein.
MIH is a Delaware limited liability company formed on February 5, 2021 and the registrant since September 22, 2021. MIH is the successor to Macquarie Infrastructure Corporation ("MIC"), a Delaware corporation formed on May 21, 2015. MIC’s predecessor, Macquarie Infrastructure Company LLC, was formed on April 13, 2004. Except as otherwise specified, all references in this Form 10-Q to “MIH”, “we”, “us”, and “our” refer to Macquarie Infrastructure Holdings, LLC and its subsidiaries, or as necessary when referring to previous reporting periods or the period prior to September 22, 2021, MIC and its subsidiaries. The terms "unit", "equity interest", "stock", "security", or "shares" refers to shares of MIC prior to the Reorganization on September 22, 2021, and units in MIH thereafter.
MIH is externally managed by Macquarie Infrastructure Management (USA) Inc. (our "Manager"), pursuant to the terms of a Management Services Agreement, subject to the oversight and supervision of our Board. Six of the eight members of our Board, and all members of each of our Audit, Compensation, and Nominating and Governance Committees, are independent and have no affiliation with Macquarie. Our Manager is a member of the Macquarie Group of companies comprising Macquarie Group Limited and its subsidiaries and affiliates worldwide. Macquarie Group Limited is headquartered in Australia and is listed on the Australian Securities Exchange.
We own and operate businesses that provide products to corporations, government agencies, and individual customers in Hawaii. Our businesses comprise: (i) Hawaii Gas, Hawaii’s only government-franchised gas utility and an unregulated LPG distribution business providing gas and related services to industrial, commercial, residential, and governmental customers; (ii) controlling interests in two solar facilities on Oahu; and (iii) several smaller businesses collectively engaged in efforts to reduce the cost and improve the reliability and sustainability of energy in Hawaii.
In October 2019, along with actively managing our existing portfolio of businesses, our Board resolved to pursue strategic alternatives including potentially a sale of our Company or our then three operating businesses as a means of unlocking additional value for equity holders. During the quarter ended September 30, 2020, our International-Matex Tank Terminals ("IMTT") business was classified as a discontinued operation and eliminated as a reportable segment. All periods reported herein reflect this change. In December 2020, we completed the sale of IMTT ("IMTT Transaction").
On June 7, 2021, we entered into an agreement for the sale of our Atlantic Aviation business to KKR Apple Bidco, LLC (“Purchaser”), a Delaware limited liability company controlled by funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (“KKR”), for $4.475 billion including cash and the assumption of debt and other transaction and reorganization related obligations (the "AA Transaction").
On June 14, 2021, we entered into a Merger Agreement with AMF Hawaii Holdings, LLC ("AMF Parent"), a Delaware limited liability company affiliated with Argo Infrastructure Partners, LP ("Argo"), and AMF Hawaii Merger Sub, LLC ("AMF Merger Sub"), a recently formed Delaware limited liability company and wholly-owned direct subsidiary of AMF Parent (the "Merger"). Upon the completion of the Merger, each of the MIH common units (excluding common units held by AMF Parent or AMF Merger Sub or common units held by MIH in treasury and common units held by any subsidiary of MIH or AMF Parent (other than AMF Merger Sub)), will be converted into the right to receive $3.83 in cash, without interest; or, if the Merger is consummated after July 1, 2022, then each such unit will be converted into the right to receive $4.11 in cash, without interest.
Under the terms of the Merger Agreement, at closing, Argo will pay the merger consideration to unitholders and fund transaction costs and a disposition payment to our Manager of $81.7 million if the Merger closes on or before July 1, 2022 or $56.7 million if the Merger closes after this date. The Merger is expected to be completed in the first half of 2022 subject to approvals customary for a transaction of this kind, including by the Hawaii Public Utilities Commission ("HPUC"). Upon the closing of the Merger, our Company will no longer be a publicly traded entity.
On September 21, 2021, we conducted a Special Meeting of Shareholders during which shareholders voted on and approved the AA Transaction and the Merger. As a result, we classified our Atlantic Aviation business as a discontinued operation.
On September 22, 2021, we completed the previously approved corporate reorganization. As a result of the reorganization, Macquarie Infrastructure Corporation became a subsidiary of Macquarie Infrastructure Holdings, LLC, a limited liability company treated as a partnership for tax purposes.

On September 22, 2021, shareholders of Macquarie Infrastructure Corporation became unitholders of Macquarie Infrastructure Holdings, LLC on a one-for-one basis without an exchange of certificates. Commencing September 23, 2021, units of Macquarie Infrastructure Holdings, LLC traded on the New York Stock Exchange under the same symbol (NYSE: MIC) and with the same CUSIP number (55608B105) as previously associated with shares of Macquarie Infrastructure Corporation.
As part of the reorganization, the businesses comprising our MIC Hawaii segment were distributed to and became a direct subsidiary of Macquarie Infrastructure Holdings, LLC. For tax purposes, the distribution was deemed to be a sale and unitholders were deemed to have received a distribution of the fair market value of the equity of MIC Hawaii.
On September 23, 2021, we completed the AA Transaction, and received $3.525 billion at the closing. Our Board elected to return certain proceeds from the AA Transaction to unitholders, declaring a one-time distribution of $37.386817 per common unit, paid on October 7, 2021 to unitholders of record as of the close of trading on October 4, 2021. The Company's common units traded with due-bills attached from October 1, 2021 through October 7, 2021 pursuant to relevant New York Stock Exchange (“NYSE”) rules. In addition, MIH made a disposition payment to the Manager of $228.6 million.
Overview
Use of Non-GAAP measures
In addition to our results under U.S. GAAP, we use certain non-GAAP measures including EBITDA excluding non-cash items and Free Cash Flow to assess the performance and prospects of our businesses.
We measure EBITDA excluding non-cash items as it reflects our businesses’ ability to effectively manage the amount of products sold or services provided, the operating margin earned on those transactions, and the management of operating expenses independent of the capitalization and tax attributes of those businesses.
In analyzing the financial performance of our businesses, we focus primarily on cash generation and Free Cash Flow in particular. We believe investors could use Free Cash Flow to assess our ability to fund acquisitions, invest in growth projects, reduce or repay indebtedness, and/or return capital to equity holders.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Consolidated — Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow” for further information on our calculation of EBITDA excluding non-cash items and Free Cash Flow and for reconciliations of these non-GAAP measures to the most comparable GAAP measures.

Historical Distributions
Since January 1, 2020, MIH has paid or declared the following distributions:

Declared	Period Covered	$ per unit	Record Date	Payable Date
September 23, 2021	(1)	37.386817	October 4, 2021	October 7, 2021
December 23, 2020	(2)	11.00	January 5, 2021	January 8, 2021
February 14, 2020	Fourth quarter 2019	1.00	March 6, 2020	March 11, 2020
___________
(1)One-time distribution declared and paid out of the proceeds from the AA Transaction. Units of MIH traded with "due-bills" attached from October 1, 2021 through October 7, 2021 and traded ex-distribution on October 8, 2021.
(2)Special dividend declared and paid out of the proceeds from the IMTT Transaction. Units of MIH traded with “due-bills” attached through January 8, 2021 and traded ex-dividend on January 11, 2021.
As a result of the completion of and distribution of certain proceeds from the AA Transaction in September 2021 and the signing of the Merger in June 2021, we do not expect to pay further distributions.
Results of Operations
Impact of COVID-19
Our businesses include Hawaii Gas and several smaller businesses collectively engaged in efforts to reduce the cost and improve the reliability and sustainability of energy in Hawaii. These businesses generate revenue primarily from the provision of gas to commercial, residential, and governmental customers and the generation of power.
Our financial performance is a function of the number of customers served, their consumption of energy and the prices achieved on sales by each of Hawaii Gas’s utility and non-utility operations and under power purchase agreements. The amount of gas consumed is positively correlated with visitor arrivals and general economic activity over the long term. Consumption trends and prices are a function of, among other factors, energy efficiency, weather, the range of competitive energy sources, and commodity input costs.
We continue to closely monitor the effects of COVID-19 and are actively managing our response by placing a priority on the health and safety of our employees and their families, contractors, customers, and the broader communities in which our businesses operate. Our businesses are classified as providers of essential services, are fully operational, and are adhering to pandemic response plans and are following guidance from the Centers for Disease Control and Prevention (CDC) as well as federal, state, and local governments with respect to conducting operations safely.
In addition to standard operating procedures designed to maintain safe operations, our businesses have implemented additional measures including: (i) a work from home and related travel policies; (ii) enhanced cleaning and disinfecting of facilities; (iii) limited interactions between employees and customers through social distancing; (iv) mandated use of personal protective equipment by employees; and (v) education of customers on alternative payment and customer care options as a means of limiting interactions with employees. Management is engaged in ongoing communications with employees, customers, vendors, lenders, and other stakeholders apprising them of the business' response to the pandemic. We believe our staff and customers of our businesses can access our facilities safely and in compliance with relevant directives.
Trends in the number of visitors to Hawaii and demand for gas were positive in the third quarter, although our financial performance continues to be adversely affected relative to pre-COVID-19 periods. The number of visitors to Hawaii increased to 2.1 million and 4.9 million for the quarter and nine months ended September 30, 2021, respectively, from 55,000 and 2.2 million for the quarter and nine months ended September 30, 2020, respectively. The resulting improvement in hotel occupancy, restaurants patronage, and use of commercial laundry services contributed to an increase in gas consumption of 47% and 19% during the quarter and nine months ended September 30, 2021, respectively, versus the comparable periods in 2020. The number of visitors to Hawaii was lower by 21% and 38% in the quarter and nine months ended September 30, 2021, respectively, and overall gas consumption was lower by 7% and 12% versus the comparable periods in 2019. The rate of recovery in the number of visitors to Hawaii in the future remains uncertain and a significant surge in COVID-19 cases could negatively impact Hawaii tourism.
The wholesale cost of LPG increased by approximately 40% between July and October. We enter into commodity hedges to mitigate the medium to longer term impact of rising costs. The percentage of our expected LPG purchases that is hedged varies over time based on our assessment of the potential volatility in LPG costs and the duration and cost of the hedges. We pass some of our increased LPG cost through to customers in our regulated business through the fuel adjustment clause mechanism. In addition, as has been the case from time to time historically, we may pass some or all of the increased cost of LPG through to our customers in our unregulated business subject to competitive dynamics in Hawaii's energy market.

Results of Operations – (continued)
Our consolidated results of operations are as follows:

	Quarter Ended September 30,		Change Favorable/(Unfavorable)		Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2021	2020	$	%	2021	2020	$	%
	($ In Thousands, Except Unit and Per Unit Data) (Unaudited)
Revenue
Product revenue	$60,086	$39,036	21,050	54	$173,413	$136,293	37,120	27
Total revenue	60,086	39,036	21,050	54	173,413	136,293	37,120	27
Costs and expenses
Cost of product sales	40,613	25,059	(15,554)	(62)	113,203	85,218	(27,985)	(33)
Selling, general and administrative	61,704	11,135	(50,569)	NM	88,429	40,561	(47,868)	(118)
Disposition payment to Manager	228,551	—	(228,551)	NM	228,570	—	(228,570)	NM
Total Selling, general and administrative	290,255	11,135	(279,120)	NM	316,999	40,561	(276,438)	NM
Fees to Manager - related party	7,698	4,980	(2,718)	(55)	20,801	16,160	(4,641)	(29)
Depreciation and amortization	3,864	3,822	(42)	(1)	11,452	11,224	(228)	(2)
Total operating expenses	342,430	44,996	(297,434)	NM	462,455	153,163	(309,292)	NM
Operating loss	(282,344)	(5,960)	(276,384)	NM	(289,042)	(16,870)	(272,172)	NM
Other income (expense)
Interest income	6	(42)	48	114	22	22	—	—
Interest expense(1)	(948)	(4,905)	3,957	81	(13,991)	(16,215)	2,224	14
Other income (expense), net	180	(769)	949	123	(238)	(937)	699	75
Net loss from continuing operations before income taxes	(283,106)	(11,676)	(271,430)	NM	(303,249)	(34,000)	(269,249)	NM
Benefit for income taxes	8,455	6,186	2,269	37	6,788	8,808	(2,020)	(23)
Net loss from continuing operations	(274,651)	(5,490)	(269,161)	NM	(296,461)	(25,192)	(271,269)	NM

Discontinued Operations
Net income (loss) from discontinued operations before income taxes	3,004,955	(718,061)	3,723,016	NM	3,063,442	(688,499)	3,751,941	NM
Provisions for income taxes	(50,511)	(169,819)	119,308	70	(66,458)	(175,750)	109,292	62
Net income (loss) from discontinued operations	2,954,444	(887,880)	3,842,324	NM	2,996,984	(864,249)	3,861,233	NM
Net income (loss)	2,679,793	(893,370)	3,573,163	NM	2,700,523	(889,441)	3,589,964	NM

Net loss from continuing operations	(274,651)	(5,490)	(269,161)	NM	(296,461)	(25,192)	(271,269)	NM
Less: net (loss) income attributable to noncontrolling interests	(14)	(122)	(108)	(89)	167	459	292	64
Net loss from continuing operations attributable to MIH	(274,637)	(5,368)	(269,269)	NM	(296,628)	(25,651)	(270,977)	NM
Net income (loss) from discontinued operations	2,954,444	(887,880)	3,842,324	NM	2,996,984	(864,249)	3,861,233	NM
Net income (loss) from discontinued operations attributable to MIH	2,954,444	(887,880)	3,842,324	NM	2,996,984	(864,249)	3,861,233	NM
Net income (loss) attributable to MIH	$2,679,807	$(893,248)	3,573,055	NM	$2,700,356	$(889,900)	3,590,256	NM

Basic loss per unit from continuing operations attributable to MIH	$(3.12)	$(0.06)	(3.06)	NM	$(3.38)	$(0.29)	(3.09)	NM
Basic income (loss) per unit from discontinued operations attributable to MIH	33.61	(10.20)	43.81	NM	34.19	(9.95)	44.14	NM
Basic income (loss) per unit attributable to MIH	$30.49	$(10.26)	40.75	NM	$30.81	$(10.24)	41.05	NM
Weighted average number of units outstanding: basic	87,891,018	87,030,751	860,267	1	87,645,390	86,864,951	780,439	1
___________
NM — Not meaningful.
(1)Interest expense includes non-cash gains on derivative instruments of $8,000 and $213,000 for the quarter and nine months ended September 30, 2021, respectively, compared with non-cash losses of $7,000 and $963,000 for the quarter and nine months ended September 30, 2020, respectively.

Results of Operations – (continued)
Revenue
We generate most of our revenue from the sale of gas. Accordingly, revenue can fluctuate based on the wholesale cost of gas and/or feedstock and may not reflect our ability to effectively manage the amount of gas sold and the margins achieved on those sales. For example, an increase in revenue may be attributable to an increase in the wholesale cost of gas and not an increase in the amount of gas sold or margin achieved. Conversely, a decline in revenue may be attributable to a decrease in the wholesale cost of gas and not a reduction in the amount of gas sold or margin achieved.
Consolidated revenues increased for the quarter and nine months ended September 30, 2021 compared with the quarter and nine months ended September 30, 2020 primarily due to an increase in the amount of gas sold. The increase in the amount of gas sold reflects increased consumption by commercial and industrial customers as a result of an increase in the number of visitors to Hawaii and increased commercial activity as Hawaii recovers from the impact of COVID-19.
Cost of Product Sales
Consolidated cost of product sales increased for the quarter and nine months ended September 30, 2021 compared with the quarter and nine months ended September 30, 2020 primarily due to increases in the cost of gas sold. The increase in cost of product sales was partially offset by a favorable mark-to-market adjustment of the value of the commodity hedge contracts for wholesale liquified petroleum gas (LPG) purchases executed during the period.
We recorded favorable adjustments of $2.4 million and $7.3 million in the mark-to-market adjustment of the value of the commodity hedge contracts for the quarter and nine months ended September 30, 2021, respectively, compared with $1.3 million and $5.3 million for the quarter and nine months ended September 30, 2020, respectively. The change in the mark-to-market adjustment of the value of the commodity hedges during the quarter and nine months ended September 30, 2021 primarily reflects higher forecast wholesale cost of LPG relative to the hedged cost.
As noted above, we use commodity cost hedges to reduce the financial risks of commodity price fluctuations associated with wholesale LPG purchases. We have entered into hedges with varying maturities through December 2023 and with respect to a varying percentage of our expected LPG purchases over that time.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased for the quarter and nine months ended September 30, 2021 compared with the quarter and nine months ended September 30, 2020 primarily due to (i) a disposition payment of $228.6 million paid to our Manager in connection with the AA Transaction, (ii) higher transaction costs of $51.6 million and $62.5 million for the quarter and nine months ended September 30, 2021, respectively, compared with $3.3 million and $16.1 million for the quarter and nine months ended September 30, 2020, respectively; (iii) increases in salaries and benefits; and (iv) higher insurance costs.
Fees to Manager
Our Manager is entitled to a monthly base management fee based on our market capitalization and potentially a quarterly performance fee based on our total return relative to a U.S. utilities index. For the quarter and nine months ended September 30, 2021, we incurred base management fees of $7.7 million and $20.8 million, respectively, compared with $5.0 million and $16.2 million for the quarter and nine months ended September 30, 2020, respectively. The increase in base management fees reflects an increase in our average market capitalization and the decrease in our average holding company cash balance during the quarter and nine months ended September 30, 2021. No performance fees were incurred in either of the current or prior comparable periods. The unpaid portion of base management fees and performance fees, if any, at the end of each reporting period is included in the line item Due to Manager-related party in our consolidated condensed balance sheets.
In accordance with the Management Services Agreement, our Manager elected to reinvest any fees to which it was entitled in new primary units in the periods shown below and has currently elected to reinvest future base management fees and performance fees, if any, in new primary units.

Results of Operations – (continued)

Period	Base Management Fee Amount ($ in Thousands)	Performance Fee Amount ($ in Thousands)	Units Issued
2021 Activities:
Third quarter 2021	$7,698	$—	195,556	(1)
Second quarter 2021	7,551	—	214,040
First quarter 2021	5,552	—	176,296

2020 Activities:
Fourth quarter 2020	$4,903	$—	162,791
Third quarter 2020	4,980	—	172,976
Second quarter 2020	3,824	—	146,452
First quarter 2020	7,356	—	181,617
___________
(1)Our Manager elected to reinvest all monthly base management fees for the quarter ended September 30, 2021 in new primary units. We issued 195,556 units for the quarter ended September 30, 2021, including 1,403 units that were issued in October 2021.
Interest Expense, net, and Gains (Losses) on Derivative Instruments
Interest expense includes non-cash gains on derivative instruments of $8,000 and $213,000 in the quarter and nine months ended September 30, 2021, respectively, compared with non-cash losses of $7,000 and $963,000 for the quarter and nine months ended September 30, 2020, respectively, and amortization of debt financing costs and debt discount. Gains (losses) on derivatives recorded in interest expense are attributable to the change in fair value of interest rate hedges. For the quarter and nine months ended September 30, 2021, interest expense also includes non-cash write-offs of debt financing costs of $275,000 and $4.8 million, respectively, related to the repurchase of our 2.00% Convertible Senior Notes, the cancellation of our holding company revolving credit facility, and the full repayment of $100.0 million of senior secured notes at Hawaii Gas.
Excluding the non-cash adjustments and write-offs, cash interest expense totaled $616,000 and $9.5 million for the quarter and nine months ended September 30, 2021, respectively, and $3.5 million and $10.9 million for the quarter and nine months ended September 30, 2020, respectively. The decrease in cash interest expense primarily reflects a lower weighted average debt balance, partially offset by a $4.7 million 'make-whole' payment related to the full repayment of $100.0 million of senior secured notes at Hawaii Gas in April 2021.
Discontinued Operations
For the quarter and nine months ended September 30, 2021, discontinued operations reflects the operating results of the businesses sold as part of the AA Transaction. The AA Transaction closed on September 23, 2021. For the quarter and nine months ended September 30, 2020, discontinued operations also reflects the operating results of IMTT. The IMTT Transaction closed on December 23, 2020.
Income Taxes
MIH is a limited liability company classified as a partnership for tax purposes. Taxable income or losses reported by MIH will be passed-through to the unitholders and reported on a Schedule K-1. MIH does not pay state or federal income tax. As a partnership, MIH itself will not pay income tax on the gain from the AA Transaction.
As part of the reorganization, our Hawaii businesses were distributed from MIC to and became a direct subsidiary of MIH. For tax purposes the distribution was deemed to be a sale of those businesses and unitholders were deemed to have received a distribution of the fair market value of the equity in our MIC Hawaii businesses.
Our Hawaii businesses are owned by an intermediate holding company organized as a limited liability company and classified as a corporation for tax purposes. The intermediate holding company files a combined Hawaii state income tax return and will file a consolidated federal tax return for periods after the reorganization. The Benefit for Income Taxes for the nine months ended September 30, 2021 of $6.8 million is driven by the increased expenses, primarily Selling, general and administrative, recorded during the period.

Results of Operations – (continued)
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow
In addition to our results under U.S. GAAP, we use the non-GAAP measures EBITDA excluding non-cash items and Free Cash Flow to assess the performance and prospects of our businesses.
We measure EBITDA excluding non-cash items as it reflects our businesses’ ability to effectively manage the amount of products sold or services provided, the operating margin earned on those transactions, and the management of operating expenses independent of our capitalization and tax position.
We believe investors use EBITDA excluding non-cash items primarily as a measure of our operating performance and to make comparisons with the operating performance of other businesses whose depreciation and amortization expense may vary from ours, particularly where acquisitions and other non-operating factors are involved. We define EBITDA excluding non-cash items as net income (loss) or earnings — the most comparable GAAP measure — before interest, taxes, depreciation and amortization, and non-cash items including impairments, unrealized derivative gains and losses, adjustments for other non-cash items, and pension expense reflected in the statements of operations. Other non-cash items, net, excludes the adjustment to bad debt expense related to the specific reserve component, net of recoveries. EBITDA excluding non-cash items also excludes base management fees and performance fees, if any, whether paid in cash or units.
We are owners of high-value, long-lived assets capable of generating substantial Free Cash Flow. We define Free Cash Flow as cash from operating activities — the most comparable GAAP measure — less maintenance capital expenditures and adjusted for changes in working capital.
We use Free Cash Flow as a measure of our ability to fund acquisitions, invest in growth projects, reduce or repay indebtedness, and/or return capital to unitholders. GAAP metrics such as net income (loss) do not provide us with the same level of visibility into our performance and prospects as a result of: (i) the capital intensive nature of our businesses and the generation of non-cash depreciation and amortization; (ii) units issued to our Manager under the Management Services Agreement; (iii) the ability of our subsidiaries to defer all or a portion of current federal income taxes; (iv) non-cash mark-to-market adjustment of the value of derivative instruments; (v) gains (losses) related to the write-off or disposal of assets or liabilities; (vi) non-cash compensation expense incurred in relation to the incentive plans for senior management of our operating businesses; and (vii) pension expenses. Pension expenses primarily consist of interest expense, expected return on plan assets, and amortization of actuarial and performance gains and losses. Any cash contributions to pension plans are reflected as a reduction to Free Cash Flow and are not included in pension expense. We believe that external consumers of our financial statements, including investors and research analysts, could use Free Cash Flow to assess the Company's ability to fund acquisitions, invest in growth projects, reduce or repay indebtedness, and/or return capital to unitholders.
We believe that both EBITDA excluding non-cash items and Free Cash Flow support a more complete and accurate understanding of the financial and operating performance of our Company than would otherwise be achieved using GAAP results alone.
Free Cash Flow does not take into consideration required payments on indebtedness and other fixed obligations or other cash items that are excluded from our definition of Free Cash Flow. We note that Free Cash Flow may be calculated differently by other companies thereby limiting its usefulness as a comparative measure. Free Cash Flow should be used as a supplemental measure to help understand our financial performance and not in lieu of our financial results reported under GAAP.
Classification of Maintenance Capital Expenditures and Growth Capital Expenditures
We categorize capital expenditures as either maintenance capital expenditures or growth capital expenditures. As neither maintenance capital expenditure nor growth capital expenditure is a GAAP term, we have adopted a framework to categorize specific capital expenditures. In broad terms, maintenance capital expenditures primarily maintain our businesses at current levels of operations, capability, profitability or cash flow, while growth capital expenditures primarily provide new or enhanced levels of operations, capability, profitability or cash flow. We consider various factors in determining whether a specific capital expenditure will be classified as maintenance or growth.
We do not bifurcate specific capital expenditures into maintenance and growth components. Each discrete capital expenditure is considered within the above framework and the entire capital expenditure is classified as either maintenance or growth.

Results of Operations – (continued)
A reconciliation of net income (loss) from continuing operations to EBITDA excluding non-cash items from continuing operations and a reconciliation from cash (used in) provided by operating activities from continuing operations to Free Cash Flow from continuing operations, on a consolidated basis, is provided below.

	Quarter Ended September 30,		Change Favorable/(Unfavorable)		Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2021	2020	$	%	2021	2020	$	%
	($ In Thousands) (Unaudited)
Net loss from continuing operations	$(274,651)	$(5,490)			$(296,461)	$(25,192)
Interest expense, net(1)	942	4,947			13,969	16,193
Benefit for income taxes	(8,455)	(6,186)			(6,788)	(8,808)
Depreciation and amortization	3,864	3,822			11,452	11,224
Fees to Manager - related party	7,698	4,980			20,801	16,160
Other non-cash income, net(2)	(579)	(21)			(3,221)	(1,319)
EBITDA excluding non-cash items - continuing operations	$(271,181)	$2,052	(273,233)	NM	$(260,248)	$8,258	(268,506)	NM

EBITDA excluding non-cash items - continuing operations	$(271,181)	$2,052			$(260,248)	$8,258
Interest expense, net(1)	(942)	(4,947)			(13,969)	(16,193)
Non-cash interest expense, net(1)	326	1,401			4,491	5,258
Benefit for current income taxes	1,580	1,765			5,935	7,973
Changes in working capital	(1,331)	1,191			(28,408)	(6,620)
Cash (used in) provided by operating activities - continuing operations	(271,548)	1,462			(292,199)	(1,324)
Changes in working capital	1,331	(1,191)			28,408	6,620
Maintenance capital expenditures	(2,007)	(1,389)			(4,767)	(5,435)
Free cash flow - continuing operations	$(272,224)	$(1,118)	(271,106)	NM	$(268,558)	$(139)	(268,419)	NM
___________
NM — Not meaningful.

(1)    Interest expense, net, includes non-cash adjustments to derivative instruments, non-cash amortization of debt financing fees, and non-cash amortization of debt discount related to our 2.00% Convertible Senior Notes. For the quarter and nine months ended September 30, 2021, interest expense also includes non-cash write-offs of debt financing costs related to the repurchase of our 2.00% Convertible Senior Notes and the full repayment of $100.0 million of senior secured notes at Hawaii Gas. In connection with the repayment of the Hawaii Gas $100.0 million senior secured notes, the Company paid a $4.7 million 'make-whole' payment.
(2) Other non-cash income, net, includes primarily non-cash mark-to-market adjustment of the value of the commodity hedge contracts, non-cash compensation expense incurred in relation to the incentive plans for senior management of our operating businesses, and non-cash gains (losses) related to the write-off or disposal of assets or liabilities. Other non-cash income, net, excludes the adjustment to bad debt expense related to the specific reserve component, net of recoveries, for which this adjustment is reported in working capital in the above table. See “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow” above for further discussion.

Liquidity and Capital Resources
General
Cash requirements of our operating businesses include primarily normal operating expenses, debt service, debt principal payments, and capital expenditures.
We may from time to time seek to purchase or retire our outstanding debt in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, could be material and will depend on market conditions, our liquidity needs, and other factors.
2.00% Convertible Senior Notes
On February 17, 2021, we initiated a tender offer for any and all of our 2.00% Convertible Senior Notes outstanding. On March 16, 2021, we repurchased $358.6 million in aggregate principal amount of the Notes in the tender offer. During the second quarter of 2021, we repurchased an additional $9.9 million of Notes in the open market and reduced the outstanding balance to $34.0 million. On September 23, 2021, we initiated an offer to repurchase any and all Notes outstanding and on October 22, 2021, we repurchased $26.9 million in aggregate principal amount of the Notes outstanding.
Hawaii Gas Senior Secured Notes
On April 19, 2021, Hawaii Gas fully repaid all of its $100.0 million senior secured notes outstanding and incurred a $4.7 million 'make-whole' payment.
Ongoing Operations
We currently expect to service and/or repay our debts, make required tax payments, fund maintenance capital expenditures, and deploy growth capital during 2021 using cash generated from operations and cash on hand.
Debt
On September 30, 2021, our consolidated debt outstanding totaled $127.0 million. We had access to an undrawn revolving credit facility of $60.0 million. The ratio of net debt (adjusted for cash on hand reserved for the one-time distribution)/EBITDA excluding non-cash items for our continuing operations was 1.29x on September 30, 2021.
The following table shows our debt obligations on October 29, 2021 ($ in thousands):

Debt	Weighted Average Remaining Life (in years)	Balance Outstanding	Weighted Average Rate(1)
2.00% Convertible Senior Notes	1.9	$6,821	2.00%
Term Loan- Hawaii Gas(2)	2.3	80,000	1.34%
Term Loan- Solar Facilities in Hawaii(2)	4.7	12,966	3.38%
Total(3)	2.6	$99,787	1.65%
___________
(1)Reflects annualized interest rate on all facilities including interest rate hedges.
(2)The weighted average remaining life does not reflect the scheduled amortization on these facilities.
(3)Hawaii Gas also has a $60.0 million revolving credit facility that was undrawn.
We generally capitalize our businesses in part using floating rate debt with medium-term maturities of between four and seven years. We also use longer dated private placement debt and other forms of capital including bond or hybrid debt instruments to capitalize our businesses. In general, the debt facilities of our businesses are non-recourse to the holding company. We are in compliance with all applicable financial covenants in our facilities.
For a description of the material terms of MIH and its businesses' debt facilities, see Note 9, “Long-Term Debt”, in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Liquidity and Capital Resources – (continued)

Analysis of Consolidated Historical Cash Flows from Continuing Operations
The following section discusses our sources and uses of cash on a consolidated basis from continuing operations. All intercompany activities such as corporate allocations, capital contributions to our businesses, and distributions from our businesses have been excluded from the table as these transactions are eliminated on consolidation.

($ In Thousands)	Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2021	2020
	$	$	$	%
Cash used in operating activities	(292,199)	(1,324)	(290,875)	NM
Cash used in investing activities	(10,242)	(10,754)	512	5
Cash used in financing activities	(1,430,529)	(1,006)	(1,429,523)	NM
___________
NM — Not meaningful.

Operating Activities from Continuing Operations
Cash provided by (used in) operating activities is generally comprised of EBITDA excluding non-cash items (as defined by us), less cash interest, cash taxes, and pension payments, and changes in working capital. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” for discussions around the components of EBITDA excluding non-cash items from continuing operations on a consolidated basis.
The increase in consolidated cash used in operating activities for the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020 was primarily due to:
•a decrease in EBITDA excluding non-cash items, primarily due to the disposition payment and transaction costs incurred and paid during 2021;
•a decrease in benefit for current taxes;
•an unfavorable change to accounts receivable and inventory and favorable change to accounts payable resulting from the decline in business activity and cost of gas from the impact of COVID-19 during 2020; partially offset by
•a decrease in cash interest expense.
Investing Activities from Continuing Operations
Cash provided by investing activities includes proceeds from divestitures of businesses and disposal of fixed assets. Cash used in investing activities includes acquisitions of businesses and capital expenditures.
The decrease in cash used in investing activities for the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020 is primarily attributable to lower capital expenditures.
Financing Activities from Continuing Operations
Cash provided by financing activities includes new equity and debt issuances. Cash used in financing activities includes distributions to our stockholders and the repayment of debt principal balances.
The increase in cash used in financing activities for the nine months ended September 30, 2021 compared with nine months ended September 30, 2020 is primarily attributable to a special dividend of $11.00 per security paid in January 2021, the repurchase of a portion of our 2.00% Convertible Senior Notes outstanding, and the full repayment of $100.0 million senior secured notes at Hawaii Gas.

Commitments and Contingencies
Except as noted above, on September 30, 2021, there were no material changes in our commitments and contingencies compared with those on December 31, 2020. On September 30, 2021, we did not have any material purchase obligations. For a discussion of our other future obligations, due by period, under the various contractual obligations, off-balance sheet arrangements, and commitments, see “Liquidity and Capital Resources — Commitments and Contingencies” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 17, 2021.
On September 30, 2021, we did not have any material reserves for contingencies. We have other contingencies occurring in the normal course of business, including pending legal and administrative proceedings that are not reflected at this time as they are not ascertainable.
Our sources of cash to meet these obligations include:
•cash on hand;
•cash generated from our operations (see “Operating Activities” in “Liquidity and Capital Resources”); and
•cash available from our undrawn credit facilities (see “Financing Activities” in “Liquidity and Capital Resources”).
Critical Accounting Policies and Estimates
For critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in Part II, Item 7 and Note 2, “Summary of Significant Accounting Policies”, in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and see Note 2, “Basis of Presentation”, in our Notes to Consolidated Condensed Financial Statements in Part I of this Form 10-Q for recently issued accounting standards. Our critical accounting policies and estimates have not changed materially from the description contained in our Annual Report.

Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Our exposure to market risk has not changed materially since February 17, 2021, the filing date for our Annual Report on Form 10-K, except for the impact of higher wholesale LPG costs.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with or submitted to the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in Thousands, Except Unit Data)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,371,973	$1,518,108
Restricted cash	955	1,036
Accounts receivable, net of allowance for doubtful accounts	25,279	23,113
Inventories	10,543	9,564
Prepaid expenses	4,334	2,212
Other current assets	6,924	1,715
Current assets held for sale(1)	—	2,185,002
Total current assets	3,420,008	3,740,750
Property, equipment, land and leasehold improvements, net	296,637	297,375
Operating lease assets, net	11,455	9,878
Goodwill	120,193	120,193
Intangible assets, net	4,604	4,923
Other noncurrent assets	11,067	5,520
Total assets	$3,863,964	$4,178,639
LIABILITIES AND UNITHOLDERS’ EQUITY
Current liabilities:
Due to Manager-related party	$57	$1,203
Accounts payable	6,820	13,082
Accrued expenses	18,891	17,798
Current portion of long-term debt	28,292	1,060
Distribution payable	3,297,420	960,981
Operating lease liabilities - current	1,829	2,019
Other current liabilities	4,755	9,591
Current liabilities held for sale(1)	—	1,613,830
Total current liabilities	3,358,064	2,619,564
Long-term debt, net of current portion	97,861	578,169
Deferred income taxes	27,294	26,453
Operating lease liabilities - noncurrent	9,581	7,869
Other noncurrent liabilities	53,647	53,278
Total liabilities	3,546,447	3,285,333
Commitments and contingencies	—	—
See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
CONSOLIDATED CONDENSED BALANCE SHEETS – (continued)
($ in Thousands, Except Unit Data)

	September 30, 2021	December 31, 2020
	(Unaudited)
Unitholders’ equity(2):
Common units paid in capital (500,000,000 authorized; 88,197,409 units issued and outstanding on September 30, 2021 and 87,361,929 units issued and outstanding on December 31, 2020)	192,207	178,062
Accumulated other comprehensive loss	(6,171)	(6,175)
Retained earnings	123,027	713,129
Total unitholders’ equity	309,063	885,016
Noncontrolling interests	8,454	8,290
Total equity	317,517	893,306
Total liabilities and equity	$3,863,964	$4,178,639
___________
(1)See Note 4, “Discontinued Operations and Dispositions”, for discussions on assets and liabilities held for sale.
(2)The Company is authorized to issue 100,000,000 preferred units. On September 30, 2021 and December 31, 2020, no preferred units were issued or outstanding. The Company had 100 special units issued and outstanding to its Manager on September 30, 2021 and December 31, 2020.
See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
($ in Thousands, Except Unit and Per Unit Data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Product revenue	$60,086	$39,036	$173,413	$136,293
Total revenue	60,086	39,036	173,413	136,293
Costs and expenses
Cost of product sales	40,613	25,059	113,203	85,218
Selling, general and administrative	61,704	11,135	88,429	40,561
Disposition payment to Manager	228,551	—	228,570	—
Total Selling, general and administrative	290,255	11,135	316,999	40,561
Fees to Manager - related party	7,698	4,980	20,801	16,160
Depreciation	3,757	3,717	11,133	10,906
Amortization of intangibles	107	105	319	318
Total operating expenses	342,430	44,996	462,455	153,163
Operating loss	(282,344)	(5,960)	(289,042)	(16,870)
Other income (expense)
Interest income	6	(42)	22	22
Interest expense(1)	(948)	(4,905)	(13,991)	(16,215)
Other income (expense), net	180	(769)	(238)	(937)
Net loss from continuing operations before income taxes	(283,106)	(11,676)	(303,249)	(34,000)
Benefit for income taxes	8,455	6,186	6,788	8,808
Net loss from continuing operations	(274,651)	(5,490)	(296,461)	(25,192)

Discontinued Operations(2)
Net income (loss) from discontinued operations before income taxes	3,004,955	(718,061)	3,063,442	(688,499)
Provision for income taxes	(50,511)	(169,819)	(66,458)	(175,750)
Net income (loss) from discontinued operations	2,954,444	(887,880)	2,996,984	(864,249)
Net income (loss)	2,679,793	(893,370)	2,700,523	(889,441)

Net loss from continuing operations	(274,651)	(5,490)	(296,461)	(25,192)
Less: net (loss) income attributable to noncontrolling interests	(14)	(122)	167	459
Net loss from continuing operations attributable to MIH	(274,637)	(5,368)	(296,628)	(25,651)
Net income (loss) from discontinued operations	2,954,444	(887,880)	2,996,984	(864,249)
Net income (loss) from discontinued operations attributable to MIH	2,954,444	(887,880)	2,996,984	(864,249)
Net income (loss) attributable to MIH	$2,679,807	$(893,248)	$2,700,356	$(889,900)
See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS – (continued)
(Unaudited)
($ in Thousands, Except Unit and Per Unit Data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic loss per unit from continuing operations attributable to MIH	$(3.12)	$(0.06)	$(3.38)	$(0.29)
Basic income (loss) per unit from discontinued operations attributable to MIH	33.61	(10.20)	34.19	(9.95)
Basic income (loss) per unit attributable to MIH	$30.49	$(10.26)	$30.81	$(10.24)
Weighted average number of units outstanding: basic	87,891,018	87,030,751	87,645,390	86,864,951

Diluted loss per unit from continuing operations attributable to MIH	$(3.12)	$(0.06)	$(3.38)	$(0.29)
Diluted income (loss) per unit from discontinued operations attributable to MIH	33.61	(10.20)	34.19	(9.95)
Diluted income (loss) per unit attributable to MIH	$30.49	$(10.26)	$30.81	$(10.24)
Weighted average number of units outstanding: diluted	87,891,018	87,030,751	87,645,390	86,864,951
Cash distributions declared per unit	$37.386817	$—	$37.386817	$—
___________
(1)Interest expense includes non-cash gains on derivative instruments of $8,000 and $213,000 for the quarter and nine months ended September 30, 2021, respectively, compared with non-cash losses of $7,000 and $963,000 for the quarter and nine months ended September 30, 2020, respectively.
(2)See Note 4, “Discontinued Operations and Dispositions”, for discussions on businesses classified as held for sale.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
($ in Thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$2,679,793	$(893,370)	$2,700,523	$(889,441)
Other comprehensive income (loss), net of taxes:
Change in post retirement benefit plans	10	—	10	—
Translation adjustment (1)	—	545	—	(532)
Reclassification to net income (loss) due to sale of business	(6)	—	(6)	—
Other comprehensive income (loss)	4	545	4	(532)
Comprehensive income (loss)	2,679,797	(892,825)	2,700,527	(889,973)
Less: comprehensive (loss) income attributable to noncontrolling interests	(14)	(122)	167	459
Comprehensive income (loss) attributable to MIH	$2,679,811	$(892,703)	$2,700,360	$(890,432)
___________
(1)Translation adjustment is presented net of tax expense of $212,000 and tax benefit of $207,000 for the quarter and nine months ended September 30, 2020, respectively. See Note 10, “Unitholders’ Equity”, for further discussions.
See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
CONSOLIDATED CONDENSED STATEMENTS OF UNITHOLDERS’ EQUITY
(Unaudited)
($ in Thousands, Except Unit Data)

	In Units		Common Units Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Unitholders’ Equity	Noncontrolling Interests	Total Equity
	Special Units	Common Units(1)
Balance on June 30, 2021	100	87,780,539	$180,434	$(6,175)	$740,640	$914,899	$8,468	$923,367
Issuance of units to Manager	—	265,791	10,396	—	—	10,396	—	10,396
Units vested under compensation plans(2)	—	205,674	—	—	—	—	—	—
Units withheld for taxes on vested units(2)	—	(54,595)	—	—	—	—	—	—
Unit-based compensation expense	—	—	1,377	—	—	1,377	—	1,377
Distributions to common unitholders(3)	—	—	—	—	(3,297,420)	(3,297,420)	—	(3,297,420)
Comprehensive income (loss), net of taxes	—	—	—	4	2,679,807	2,679,811	(14)	2,679,797
Balance on September 30, 2021	100	88,197,409	$192,207	$(6,171)	$123,027	$309,063	$8,454	$317,517

Balance on December 31, 2020	100	87,361,929	$178,062	$(6,175)	$713,129	$885,016	$8,290	$893,306
Issuance of units to Manager	—	618,249	21,947	—	—	21,947	—	21,947
Units vested under compensation plans(2)	—	281,206	—	—	—	—	—	—
Units withheld for taxes on vested units(2)	—	(63,975)	—	—	—	—	—	—
Unit-based compensation expense	—	—	6,319	—	—	6,319	—	6,319
Distributions to common unitholders(3)	—	—	—	—	(3,297,420)	(3,297,420)	—	(3,297,420)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Impact of ASU 2020-06 adoption(4)	—	—	(14,121)	—	6,962	(7,159)	—	(7,159)
Comprehensive income, net of taxes	—	—	—	4	2,700,356	2,700,360	167	2,700,527
Balance on September 30, 2021	100	88,197,409	$192,207	$(6,171)	$123,027	$309,063	$8,454	$317,517

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
CONSOLIDATED CONDENSED STATEMENTS OF UNITHOLDERS’ EQUITY – (continued)
(Unaudited)
($ in Thousands, Except Unit Data)

	In Units		Common Units Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Unitholders’ Equity	Noncontrolling Interests	Total Equity
	Special Units	Common Units(1)
Balance on June 30, 2020	100	86,969,144	$1,127,130	$(37,949)	$1,644,338	$2,733,519	$8,737	$2,742,256
Issuance of units to Manager	—	162,067	4,905	—	—	4,905	—	4,905
Units vested under compensation plans(2)	—	4,602	—	—	—	—	—	—
Units withheld for taxes on vested units(2)	—	(1,186)	—	—	—	—	—	—
Unit-based compensation expense	—	—	1,116	—	—	1,116	—	1,116
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Comprehensive income (loss), net of taxes	—	—	—	545	(893,248)	(892,703)	(122)	(892,825)
Balance on September 30, 2020	100	87,134,627	$1,133,151	$(37,404)	$751,090	$1,846,837	$8,612	$1,855,449

Balance on December 31, 2019	100	86,600,302	$1,197,932	$(36,872)	$1,640,990	$2,802,050	$8,156	$2,810,206
Issuance of units to Manager	—	508,720	17,512	—	—	17,512	—	17,512
Units vested under compensation plans(2)	—	27,092	—	—	—	—	—	—
Units withheld for taxes on vested units(2)	—	(1,487)	—	—	—	—	—	—
Unit-based compensation expense	—	—	4,449	—	—	4,449	—	4,449
Distributions to common unitholders(3)	—	—	(86,742)	—	—	(86,742)	—	(86,742)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Comprehensive income (loss), net of taxes	—	—	—	(532)	(889,900)	(890,432)	459	(889,973)
Balance on September 30, 2020	100	87,134,627	$1,133,151	$(37,404)	$751,090	$1,846,837	$8,612	$1,855,449
___________
(1)The Company is authorized to issue 500,000,000 common units.
(2)Units vested and issued under the 2016 Omnibus Employee Incentive Plan and 2014 Independent Directors' Equity Plan. Under the 2016 Omnibus Employee Incentive Plan, units are withheld for the employee portion of taxes on vested awards and are available for future grants. See Note 10, "Unitholders' Equity", for further discussions.
(3)See Note 12, “Related Party Transactions”, for discussion on cash dividends declared and paid on units for each period.
(4)On January 1, 2021, the Company adopted ASU No. 2020-06, Debt - Debt with Conversion and Other Options, using the modified retrospective method and made an adjustment to the beginning balance to Retained Earnings of $7.0 million, net of taxes. See Note 8, “Long-Term Debt”, for further discussions.
See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in Thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss from continuing operations	$(296,461)	$(25,192)
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
Depreciation	11,133	10,906
Amortization of intangibles	319	318
Write-off of debt financing costs	4,170	2,882
Amortization of debt discount and financing costs	664	1,414
Adjustments to derivative instruments	(7,628)	(4,290)
Fees to Manager - related party	20,801	16,160
Deferred taxes	(853)	(835)
Other non-cash expense, net	4,274	4,085
Changes in other assets and liabilities, net of acquisitions:
Accounts receivable	(2,065)	6,764
Inventories	(2,142)	(272)
Prepaid expenses and other current assets	(3,834)	(1,531)
Accounts payable and accrued expenses	(6,841)	(3,376)
Income taxes payable	(6,837)	(10,472)
Other, net	(6,899)	2,115
Net cash used in operating activities from continuing operations	(292,199)	(1,324)
Investing activities
Purchases of property and equipment	(10,314)	(10,790)
Other, net	72	36
Net cash used in investing activities from continuing operations	(10,242)	(10,754)
Financing activities
Payment of long-term debt	(469,253)	(1,003)
Dividends paid to common unitholders	(960,981)	—
Distributions paid to noncontrolling interest	(3)	(3)
Debt financing costs paid	(292)	—
Net cash used in financing activities from continuing operations	(1,430,529)	(1,006)
Net change in cash, cash equivalents, and restricted cash from continuing operations	(1,732,970)	(13,084)
See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS – (continued)
(Unaudited)
($ in Thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows provided by (used in) discontinued operations:
Net cash provided by operating activities	$28,965	$283,506
Net cash provided by (used in) investing activities	3,242,836	(192,913)
Net cash (used in) provided by financing activities	(5,123)	55,120
Net cash provided by discontinued operations	3,266,678	145,713
Effect of exchange rate changes on cash and cash equivalents	—	(255)
Net change in cash, cash equivalents, and restricted cash	1,533,708	132,374
Cash, cash equivalents, and restricted cash, beginning of period	1,839,220	358,565
Cash, cash equivalents, and restricted cash, end of period	$3,372,928	$490,939

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Accrued purchases of property and equipment from continuing operations	$680	$443
Accrued purchases of property and equipment from discontinued operations	4,201	14,848
Leased assets obtained in exchange for new operating lease liabilities from discontinued operations	14,666	9,419
Cash distribution declared, but not yet paid	3,297,420	—
Taxes received, net, from continuing operations	(625)	—
Taxes paid, net, from discontinued operations	143,906	4,970
Interest paid, net, from continuing operations	12,901	10,165
Interest paid, net, from discontinued operations	29,616	68,544

The following table provides a reconciliation of cash, cash equivalents, and restricted cash from both continuing and discontinued operations reported within the consolidated condensed balance sheets that is presented in the consolidated condensed statements of cash flows:

	As of September 30,
	2021	2020
Cash and cash equivalents	$3,371,973	$32,667
Restricted cash - current	955	1,374
Cash, cash equivalents, and restricted cash included in assets held for sale	—	456,898
Total of cash, cash equivalents, and restricted cash shown in the consolidated condensed statement of cash flows	$3,372,928	$490,939
See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Description of Business
Macquarie Infrastructure Holdings, LLC ("MIH") is a Delaware limited liability company formed on February 5, 2021 and the registrant since September 22, 2021. MIH is the successor to Macquarie Infrastructure Corporation ("MIC"), a Delaware corporation formed on May 21, 2015. MIC’s predecessor, Macquarie Infrastructure Company LLC, was formed on April 13, 2004. Except as otherwise specified, all references in this Form 10-Q to “MIH” or the "Company" refers to Macquarie Infrastructure Holdings, LLC and its subsidiaries, or as necessary when referring to previous reporting periods or the period prior to September 22, 2021, MIC and its subsidiaries.
MIH is externally managed by Macquarie Infrastructure Management (USA) Inc. (the "Manager") pursuant to the terms of a Management Services Agreement, subject to the oversight and supervision of the Board. Six of the eight members of the Board, and all members of each of the Company's Audit, Compensation, and Nominating and Governance Committees, are independent and have no affiliation with Macquarie. The Manager is a member of the Macquarie Group of companies comprising Macquarie Group Limited and its subsidiaries and affiliates worldwide. Macquarie Group Limited is headquartered in Australia and is listed on the Australian Securities Exchange.
The Company owns and operates businesses that provide products to corporations, government agencies, and individual customers in Hawaii. The Company's operations consist of businesses comprising an energy company that processes and distributes gas and provides related services, Hawaii Gas, and several smaller businesses collectively engaged in efforts to reduce the cost and improve the reliability and sustainability of energy in Hawaii.
In October 2019, along with actively managing its existing portfolio of businesses, the Board resolved to pursue strategic alternatives including potentially a sale of the Company or its then three operating businesses as a means of unlocking additional value for stockholders.
During the quarter ended September 30, 2020, the Company's International-Matex Tank Terminals ("IMTT") business was classified as a discontinued operation and eliminated as a reportable segment. All periods reported herein reflect this change. In December 2020, the Company completed the sale of IMTT ("IMTT Transaction"). For additional information, see Note 4, “Discontinued Operations and Dispositions”.
On June 7, 2021, the Company entered into an agreement for the sale of its Atlantic Aviation business to KKR Apple Bidco, LLC (“Purchaser”), a Delaware limited liability company controlled by funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (“KKR”), for $4.475 billion including cash and the assumption of debt and other transaction and reorganization related obligations (the "AA Transaction").
On June 14, 2021, the Company entered into a merger agreement (the "Merger Agreement") with AMF Hawaii Holdings, LLC ("AMF Parent"), a Delaware limited liability company affiliated with Argo Infrastructure Partners, LP ("Argo"), and AMF Hawaii Merger Sub, LLC ("AMF Merger Sub"), a recently formed Delaware limited liability company and wholly-owned direct subsidiary of AMF Parent (the "Merger"). Upon the completion of the Merger, each of the MIH common units (excluding common units held by AMF Parent or AMF Merger Sub or common units held by MIH in treasury and common units held by any subsidiary of MIH or AMF Parent (other than AMF Merger Sub)), will be converted into the right to receive $3.83 in cash, without interest; or, if the Merger is consummated after July 1, 2022, then each such unit will be converted into the right to receive $4.11 in cash, without interest.
Under the terms of the Merger Agreement, at closing, Argo will pay the merger consideration to unitholders, and fund transaction costs and fund a disposition payment to MIH’s Manager of $81.7 million if the Merger closes on or before July 1, 2022 or $56.7 million if the Merger closes after this date.
The Merger is expected to be completed in the first half of 2022 subject to closing conditions and approvals customary for a transaction of this kind, including approval by the Hawaii Public Utilities Commission ("HPUC"). Upon the closing of the Merger, the Company will no longer be a publicly traded entity.
On September 21, 2021, the Company conducted a Special Meeting of Shareholders during which shareholders voted on and approved the AA Transaction and the Merger. As a result, MIH classified its Atlantic Aviation business as a discontinued operation.
On September 22, 2021, the Company completed the previously approved corporate reorganization. As a result of the reorganization, Macquarie Infrastructure Corporation became a subsidiary of Macquarie Infrastructure Holdings, LLC, a limited liability company treated as a partnership for tax purposes.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Description of Business – (continued)
On September 22, 2021, shareholders of Macquarie Infrastructure Corporation became unitholders of Macquarie Infrastructure Holdings, LLC on a one-for-one basis without an exchange of certificates. Commencing September 23, 2021, units of Macquarie Infrastructure Holdings, LLC traded on the New York Stock Exchange under the same symbol (NYSE: MIC) and with the same CUSIP number (55608B105) as previously associated with shares of Macquarie Infrastructure Corporation.
As part of the reorganization, the entity holding the businesses comprising MIC's MIC Hawaii segment was distributed to and became a direct subsidiary of Macquarie Infrastructure Holdings, LLC. For tax purposes, the distribution was deemed to be a sale of MIC Hawaii by MIC and unitholders were deemed to have received a distribution of the fair market value of the equity of that segment.
On September 23, 2021, MIH completed the AA Transaction, and received $3.525 billion at the closing. The MIH Board elected to return certain proceeds from the AA Transaction to unitholders, declaring a one-time distribution of $37.386817 per common unit of the Company, paid on October 7, 2021 to unitholders of record as of the close of trading on October 4, 2021. The Company's common units traded with due-bills attached from October 1, 2021 through October 7, 2021 pursuant to relevant New York Stock Exchange (NYSE) rules. In addition, MIH made a disposition payment to the Manager of $228.6 million. See Note 4, “Discontinued Operations” for further information.
2. Basis of Presentation
The unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the U.S. and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X for interim financial information. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.
The consolidated balance sheet on December 31, 2020 has been derived from audited financial statements but does not include all the information and notes required by GAAP for complete financial statements. Certain reclassifications were made to the consolidated financial statements for the prior period to conform to current period presentation.
The interim financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the Company's Annual Report on Form 10-K, as filed with the SEC on February 17, 2021. Operating results for the quarter and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any future interim periods.
Use of Estimates
The preparation of unaudited consolidated condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures related thereto at the date of the unaudited consolidated condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Management evaluates these estimates and assumptions on an ongoing basis.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited interim consolidated condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates.
Financial Instruments
The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and variable-rate senior debt, are carried at cost, which approximates their fair value because of either the short-term maturity or competitive interest rates assigned to these financial instruments. The fair values of the Company’s other debt instruments fall within level 1 or level 2 of the fair value hierarchy.
The Company considers all highly liquid investments, including commercial paper issued by counterparties with Standard & Poor's rating of A1+ or higher, with maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any investments in commercial paper on September 30, 2021 or December 31, 2020.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
2. Basis of Presentation – (continued)

Income Taxes
MIH is a limited liability company treated as a partnership for tax purposes. Taxable income/losses reported by MIH will be passed-through to the unitholders and reported on a Schedule K-1. MIH does not pay a state or federal income tax. As a partnership, MIH itself will not pay income tax on the gain from the AA Transaction.
As part of the reorganization, the entity holding the businesses comprising MIC's MIC Hawaii segment was distributed to and became directly owned by MIH. For tax purposes, the distribution was deemed to be a sale and unitholders were deemed to have received a distribution of the fair market value of the equity of MIC's MIC Hawaii segment.
Following the reorganization, the subsidiaries of the Company are owned by an intermediate holding company organized as a limited liability company and classified as a corporation for tax purposes. The intermediate holding company files a combined Hawaii state income tax return and will file a consolidated federal income tax return for the periods after the reorganization.
Recently Issued Accounting Standards
In August 2020, the Financial Accounting Standards Board ("FASB") issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). The amendments in this ASU impact the accounting for convertible instruments by reducing the number of accounting models used to account for these instruments and amending diluted earnings per share calculations. It also simplifies the requirements for contracts indexed to and potentially settled in an entity's own equity. The amendments in this update are effective for fiscal years ending after December 15, 2021. Early adoption is permitted. The Company adopted this ASU on January 1, 2021 using the modified retrospective method and made an adjustment to the beginning balance to Retained Earnings. The impact of this ASU has been reflected in the consolidated condensed financial statements and the disclosures related to the Company's convertible debt instruments. See Note 8, "Long-Term Debt", for further discussions.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting, which provides practical expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued as a result of reference rate reform. In January 2021, the FASB also issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. These amendments are elective and apply to all entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. These amendments are not applicable to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. ASU No. 2020-04 and ASU No. 2021-01 are effective as of March 12, 2020 and through December 31, 2022, and may be applied to contract modifications and hedging relationships from the beginning of an interim period that includes or is subsequent to March 12, 2020. The Company is currently evaluating the impact of adoption on its financial statements and related disclosures.
3. Impact of COVID-19
Visitor arrivals to Hawaii, the primary driver of increases in demand for gas in Hawaii, improved sequentially in the third quarter of 2021 as increased visitor confidence levels due to the availability of COVID-19 vaccines and a relatively low level of infections in the islands combined to create an attractive environment for visitors from the U.S. mainland. The rate of recovery in the number of visitors to Hawaii in the future remains uncertain. COVID-19 continues to negatively affect the performance of the MIC Hawaii businesses, although the effects have diminished relative to this time last year. The easing of travel restrictions has resulted in an increase in economic activity and the number of primarily domestic visitors to Hawaii, but not to pre-COVID-19 levels. A significant surge in COVID-19 rates could negatively impact the number of visitors to Hawaii.
Trends in the number of visitors to Hawaii and demand for gas were positive in the third quarter, although the financial performance of the Company continues to be adversely affected relative to pre-COVID-19 periods. The number of visitors to Hawaii increased to 2.1 million and 4.9 million for the quarter and nine months ended September 30, 2021, respectively, from 55,000 and 2.2 million for the quarter and nine months ended September 30, 2020, respectively. The resulting improvement in hotel occupancy, restaurants patronage, and use of commercial laundry services contributed to an increase in gas consumption of 47% and 19% during the quarter and nine months ended September 30, 2021, respectively, versus the comparable periods in

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
3. Impact of COVID-19 – (continued)

2020. The number of visitors to Hawaii was lower by 21% and 38% in the quarter and nine months ended September 30, 2021, respectively, and overall gas consumption was lower by 7% and 12% versus the comparable periods in 2019.
4. Discontinued Operations and Dispositions
The Company accounts for disposals that represent a strategic shift that should have or will have a major effect on operations as discontinued operations in the consolidated condensed statements of operations commencing in the period in which the business or group of businesses meets the criteria of a discontinued operation. These results include any gain or loss recognized on disposal or adjustment of the carrying amount to fair value less cost to sell.
IMTT Transaction
On December 23, 2020, the Company completed the sale of IMTT (the "IMTT Transaction") to an affiliate of Riverstone Holdings, LLC for $2.67 billion, net of closing adjustments, and including assumed debt including accrued interest of approximately $1.11 billion. The net proceeds of $1.55 billion were used to: (i) pay a special dividend of $11.00 per unit on January 8, 2021; (ii) pay capital gains taxes in April 2021; (iii) pay transaction costs; (iv) pay a disposition payment under the Disposition Agreement, dated October 30, 2019, to its Manager; and (v) repurchase a portion of its 2.00% Convertible Senior Notes.
The sale of IMTT was part of the Company's efforts to unlock value for its unitholders. During the quarter ended September 30, 2020, the Company determined that each of the criteria to be classified as held for sale under ASC 205-20, Presentation of Financial Statements — Discontinued Operations, had been met as it related to IMTT. It was additionally determined that the sale of IMTT was considered a strategic shift for the Company that had a major effect on operations. Accordingly, IMTT was classified as a discontinued operation and the IMTT segment was eliminated. All prior periods were restated to reflect these changes.
Upon completion of the IMTT Transaction on December 23, 2020, the Company recognized a book loss on sale of approximately $25.0 million. The Company incurred $28.5 million in transaction costs and a Disposition Payment of $28.2 million to its Manager, which were included in Selling, general and administrative expenses in the consolidated statement of operations. As part of classifying IMTT as held for sale, the Company recognized an impairment of the IMTT disposal group of $750.0 million, which includes a goodwill impairment of $725.0 million, reported in discontinued operations for the quarter ended September 30, 2020.
During the quarter ended September 30, 2020, the Company increased its deferred tax liability by $158.0 million as it became probable that IMTT would be sold in a taxable transaction. The increase represented the deferred tax expense on the difference between the Company's book and tax basis in its investment in IMTT. Subsequent to the close of the IMTT Transaction in December 2020, the Company reclassified the liability to current and reduced the tax to $126.2 million. The reduction primarily reflected the tax benefit of the Disposition Payment and the final determination of the tax basis of its investment in IMTT, which increased due to higher than forecasted taxable income generated prior to completion of the IMTT Transaction, as fewer assets were placed in service for tax purposes resulting in lower bonus tax depreciation during the Company’s ownership period.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
4. Discontinued Operations and Dispositions  – (continued)
Summarized financial information for discontinued operations included in the Company's consolidated condensed statement of operations related to the IMTT segment for the quarter and nine months ended September 30, 2020 are as follows ($ in thousands):

	Quarter Ended September 30,	Nine Months Ended September 30,
	2020	2020
Service revenue	$121,655	$374,062
Cost of services	(49,700)	(145,524)
Selling, general and administrative expenses	(10,224)	(29,303)
Impairment	(750,000)	(750,000)
Depreciation and amortization	(33,963)	(102,193)
Interest expense, net	(9,249)	(34,489)
Other income, net	760	3,642
Net loss from discontinued operations before income taxes	(730,721)	(683,805)
Provision for income taxes	(3,977)	(15,547)
Net loss from discontinued operations	$(734,698)	$(699,352)
AA Transaction
On September 23, 2021, MIH completed the AA Transaction for $4.475 billion including cash and the assumption of debt and other transaction and reorganization related obligations. The Company received $3.525 billion from KKR at the closing of the AA Transaction.
The MIH Board elected to return certain proceeds from the AA Transaction to unitholders in a one-time distribution, after a disposition payment by MIH to the Manager of $228.6 million. The Board declared a one-time distribution of $37.386817 per common unit of the Company, paid on October 7, 2021 to unitholders of record as of the close of trading on October 4, 2021.
The sale of Atlantic Aviation was part of the Company's efforts to unlock value for its unitholders. On September 21, 2021, the unitholders of MIC approved the AA Transaction at the Special Meeting and therefore the Company determined that each of the criteria to be classified as held for sale under ASC 205-20, Presentation of Financial Statements — Discontinued Operations, had been met as it relates to Atlantic Aviation. It was additionally determined that the sale of Atlantic Aviation is considered a strategic shift for the Company that will have a major effect on operations. Accordingly, Atlantic Aviation was classified as a discontinued operation and the Atlantic Aviation segment was eliminated. All prior periods have been restated to reflect these changes.
Upon completion of the AA Transaction on September 23, 2021, the Company recognized a book gain on sale of approximately $2.97 billion. The Company incurred $50.2 million in transaction costs and a disposition payment of $228.6 million to its Manager, both of which are included in Selling, general and administrative expenses in the consolidated condensed statement of operations.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
4. Discontinued Operations and Dispositions  – (continued)
A summary of assets and liabilities held for sale included in the Company's consolidated condensed balance sheet related to the Atlantic Aviation business ("AA Business") as of December 31, 2020 are as follows ($ in thousands):

December 31, 2020
Assets
Cash and cash equivalents	$309,955
Restricted cash	10,121
Accounts receivable, net of allowance for doubtful accounts	23,749
Other current assets	20,583
Total current assets	364,408
Property, equipment, land and leasehold improvements, net	556,825
Operating lease assets, net	313,014
Goodwill	496,746
Intangible assets, net	452,664
Other noncurrent assets	1,345
Total assets	$2,185,002
Liabilities
Accounts payable and accrued expenses	$45,702
Current portion of long-term debt	10,250
Operating lease liabilities - current	15,138
Income taxes payable, net	132,113
Other current liabilities	13,270
Total current liabilities	216,473
Long-term debt, net of current portion	976,190
Deferred income taxes	100,405
Operating lease liabilities - noncurrent	303,728
Other noncurrent liabilities	17,034
Total liabilities	$1,613,830

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
4. Discontinued Operations and Dispositions  – (continued)
Summarized financial information for discontinued operations included in the Company's consolidated condensed statement of operations related to the AA Business for the quarter and nine months ended September 30, 2021 and 2020, respectively, are as follows ($ in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Service revenue	$238,844	$162,904	$678,485	$491,219
Cost of services	(104,311)	(53,572)	(286,078)	(177,515)
Selling, general and administrative expenses	(64,587)	(58,404)	(195,677)	(189,610)
Depreciation and amortization	(21,945)	(24,193)	(69,792)	(76,340)
Interest expense, net	(9,873)	(14,201)	(32,036)	(52,642)
Gain on sale of business	2,966,504	—	2,966,504	—
Other income, net	323	126	2,036	194
Net income (loss) from discontinued operations before income taxes	3,004,955	12,660	3,063,442	(4,694)
Provision for income taxes	(50,511)	(165,842)	(66,458)	(160,203)
Net income (loss) from discontinued operations	$2,954,444	$(153,182)	$2,996,984	$(164,897)

5. Income per Unit
Following is a reconciliation of the basic and diluted (loss) income per unit computations ($ in thousands, except unit and per unit data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Basic and diluted net loss from continuing operations attributable to MIH	$(274,637)	$(5,368)	$(296,628)	$(25,651)
Basic and diluted net income (loss) from discontinued operations attributable to MIH	$2,954,444	$(887,880)	$2,996,984	$(864,249)
Denominator:
Weighted average number of units outstanding: basic	87,891,018	87,030,751	87,645,390	86,864,951
Weighted average number of units outstanding: diluted	87,891,018	87,030,751	87,645,390	86,864,951

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income per unit:
Basic loss per unit from continuing operations attributable to MIH	$(3.12)	$(0.06)	$(3.38)	$(0.29)
Basic income (loss) per unit from discontinued operations attributable to MIH	33.61	(10.20)	34.19	(9.95)
Basic income (loss) per unit attributable to MIH	$30.49	$(10.26)	$30.81	$(10.24)

Diluted loss per unit from continuing operations attributable to MIH	$(3.12)	$(0.06)	$(3.38)	$(0.29)
Diluted income (loss) per unit from discontinued operations attributable to MIH	33.61	(10.20)	34.19	(9.95)
Diluted income (loss) per unit attributable to MIH	$30.49	$(10.26)	$30.81	$(10.24)

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
5. Income per Unit - (continued)
The following represents the weighted average potential dilutive units of common units that were excluded from the diluted income per unit calculation:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Restricted unit grants	87,946	91,607	90,526	70,006
2.00% Convertible Senior Notes(1)	430,778	3,634,173	1,674,628	3,634,173
Total	518,724	3,725,780	1,765,154	3,704,179
___________
(1)During the nine months ended 2021, the Company repurchased $368.5 million in aggregate principal amount of its 2.00% Convertible Senior Notes, of which $358.6 million was repurchased in the tender offer completed on March 16, 2021. For the quarter and nine months ended September 30, 2021, the weighted average units reflect the “if-converted” dilutive impact to common units for the repurchased Notes for the period that the Notes were outstanding and the impact of the increase to the conversion rate following the special dividend paid on January 8, 2021. See Note 8, “Long-Term Debt”, for further discussion.
6. Property, Equipment, Land and Leasehold Improvements
Property, equipment, land and leasehold improvements on September 30, 2021 and December 31, 2020 consisted of the following ($ in thousands):

	September 30, 2021	December 31, 2020
Land	$10,710	$10,710
Buildings	4,323	4,142
Leasehold and land improvements	20,003	19,824
Machinery and equipment	373,699	363,379
Furniture and fixtures	3,740	3,664
Construction in progress	10,701	11,524
	423,176	413,243
Less: accumulated depreciation	(126,539)	(115,868)
Property, equipment, land and leasehold improvements, net	$296,637	$297,375

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
7. Intangible Assets and Goodwill
Intangible assets on September 30, 2021 and December 31, 2020 consisted of the following ($ in thousands):

	September 30, 2021	December 31, 2020
Customer relationships	$7,400	$7,400
Trade names	8,500	8,500
Leasehold rights	100	100
	16,000	16,000
Less: accumulated amortization	(11,396)	(11,077)
Intangible assets, net	$4,604	$4,923

The goodwill balance on September 30, 2021 comprised the following ($ in thousands):

Goodwill acquired in business combinations, net of disposals, on December 31, 2020	$123,333
Accumulated impairment charges	(3,215)
Other	75
Balance on December 31, 2020	120,193
Balance on September 30, 2021	$120,193

The Company tests for goodwill impairment annually on October 1st of each year and then between annual tests if a triggering event indicates the possibility of impairment. With the signing of the Merger, the Company will evaluate goodwill for impairment having regard to the Merger transaction value. See Note 1, "Organization and Description of Business" for discussions on the Merger.
8. Long-Term Debt
On September 30, 2021 and December 31, 2020, the Company’s consolidated long-term debt balance comprised the following ($ in thousands):

	September 30, 2021	December 31, 2020
Term Loan - Hawaii Gas	$80,000	$180,000
Term Loan - Solar Facilities in Hawaii	12,966	13,758
2.00% Convertible Senior Notes	34,018	391,252
Total	126,984	585,010
Current portion	(28,292)	(1,060)
Long-term portion	98,692	583,950
Unamortized debt financing costs(1)	(831)	(5,781)
Long-term portion less unamortized debt discount and debt financing costs	$97,861	$578,169
___________
(1)The weighted average remaining life of the debt financing costs on September 30, 2021 was 3.1 years.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
8. Long-Term Debt  – (continued)
2.00% Convertible Senior Notes due October 2023 (2.00% Convertible Senior Notes)
The 2.00% Convertible Senior Notes consisted of the following ($ in thousands):

	September 30, 2021(1)	December 31, 2020
Liability Component:
Principal	$34,018	$402,500
Unamortized debt discount	—	(11,248)
Long-term debt, net of unamortized debt discount	34,018	391,252
Unamortized debt financing costs	—	(4,134)
Net carrying amount	$34,018	$387,118
Equity Component	$—	$26,748
___________
(1)Reflects the repurchase of 2.00% Convertible Senior Notes and the adoption of ASU No. 2020-06 effective January 1, 2021.
In October 2016, the Company completed an underwritten public offering of a seven year, $402.5 million aggregate principal amount of 2.00% Convertible Senior Notes. The Notes are convertible, at the holder’s option, only upon satisfaction of one or more conditions set forth in the indenture governing the Notes. Upon conversion, the Company will pay or deliver, as the case may be, cash, common units of Company, or a combination thereof, at the Company’s election.
The $402.5 million of 2.00% Convertible Senior Notes had an initial value of the principal amount recorded as a liability of $375.8 million, using an effective interest rate of 3.1%. The remaining $26.7 million of principal amount was allocated to the conversion feature and recorded in Common Units Paid in Capital. This amount represents a discount to the debt to be amortized through interest expense using the effective interest method through maturity. The Company also recorded $11.2 million in debt financing costs from the issuance of the 2.00% Convertible Senior Notes, of which $744,000 was recorded as equity issuance costs as a component of Unitholders’ Equity. On December 31, 2020, the outstanding balance of the liability component of the 2.00% Convertible Senior Notes was $391.3 million with a fair value of approximately $390.0 million.
On January 1, 2021, the Company adopted ASU 2020-06 under the modified retrospective method. ASU 2020-06 removes the accounting for cash conversion feature of the Notes such that the Notes would only be classified as a liability. The adoption of ASU 2020-06 resulted in the reversal of the initial equity component recorded of $26.7 million and made an adjustment to the beginning balance to Retained Earnings of $7.0 million primarily for the reversal of the amortization of debt discount taken through that date, net of taxes.
During 2021, the Company repurchased $368.5 million in aggregate principal amount of the 2.00% Convertible Senior Notes, of which $358.6 million was repurchased in a tender offer on March 16, 2021. In connection with the repurchases, the Company incurred $1.2 million of transaction costs and wrote-off $3.7 million of debt financing costs recorded in Selling, general and administrative expenses and Interest Expense, respectively, in the consolidated condensed statements of operations. On September 30, 2021, the outstanding balance of the liability component of the 2.00% Convertible Senior Notes was $34.0 million which approximated its fair value. The conversion rate on September 30, 2021 was 12.6572 common units per $1,000 principal amount. On October 8, 2021, due to the impact of the one-time distribution paid by the Company on October 7, 2021, the conversion rate increased to 162.9223 common units per $1,000 principal amount.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
8. Long-Term Debt  – (continued)
Interest expense related to the 2.00% Convertible Senior Notes consisted of the following ($ in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Contractual interest expense	$168	$2,013	$2,105	$6,038
Amortization of debt discount	—	968	—	2,882
Amortization of debt financing cost	31	376	413	1,128
Write-off of debt financing cost	275	—	4,016	—
Total interest expense	$474	$3,357	$6,534	$10,048

On September 23, 2021, the Company initiated an offer to repurchase any and all 2.00% Convertible Senior Notes outstanding in accordance with the terms of the indenture governing the Notes, and on October 22, 2021, the Company repurchased $26.9 million in aggregate principal amount of Notes.
Hawaii Gas
On December 31, 2020, Hawaii Gas had $100.0 million of fixed rate senior notes outstanding with a fair value of approximately $105.0 million. On April 19, 2021, Hawaii Gas fully repaid all of its $100.0 million senior secured notes outstanding and incurred a $4.7 million 'make-whole' payment and wrote-off $154,000 of debt financing costs both recorded in Interest Expense in the consolidated condensed statement of operations.
On September 30, 2021 and December 31, 2020, Hawaii Gas had an $80.0 million term loan outstanding and a $60.0 million revolving credit facility that was undrawn. During the quarter ended June 30, 2021, Hawaii Gas extended the maturity on its term loan and revolving credit facility from February 2023 to February 2024.
9. Derivative Instruments and Hedging Activities
Interest Rate Contracts
The Company has in place variable-rate debt. Management believes that it is prudent to limit the variability of a portion of the business’ interest payments and the business entered into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk on a portion of its variable-rate debt. Interest rate swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, the Company receives variable rate interest payments and makes fixed rate interest payments, thereby creating the equivalent of fixed-rate debt for the portion of the debt that is swapped.
The Company does not use hedge accounting. All movements in the fair value of the interest rate derivatives are recorded directly through earnings.
Commodity Price Contracts
The risks associated with fluctuations in the prices that Hawaii Gas pays for liquefied petroleum gas ("LPG") is principally a result of market forces reflecting changes in supply and demand for LPG and other energy commodities. Hawaii Gas’ gross margin (revenue less cost of product sales excluding depreciation and amortization) is sensitive to changes in LPG supply costs and Hawaii Gas may not always be able to pass through cost increases fully or on a timely basis, particularly when product costs rise rapidly. To reduce its exposure to volatility in the business’ LPG wholesale market price, Hawaii Gas has used and expects to continue to use over-the-counter commodity derivative instruments. Hawaii Gas does not use commodity derivative instruments for speculative or trading purposes. Over-the-counter derivative instruments used by Hawaii Gas to hedge a portion of forecasted purchases of LPG are generally settled at expiration of the contract. On September 30, 2021, Hawaii Gas had 18.4 million gallons of LPG hedged through December 2023. In October 2021, Hawaii Gas entered into additional hedge contracts, increasing the total gallons hedged to 39.8 million through March 2024.
Financial Statement Location Disclosure for Derivative Instruments
The Company measures derivative instruments at fair value using the income approach which discounts the future net cash settlements expected under the derivative contracts to a present value. These valuations use primarily observable (level 2) inputs, including contractual terms, interest rates, and yield curves observable at commonly quoted intervals.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
9. Derivative Instruments and Hedging Activities – (continued)
The Company’s fair value measurements of its derivative instruments and the related location of the assets and liabilities within the consolidated condensed balance sheets on September 30, 2021 and December 31, 2020 were ($ in thousands):

	Assets (Liabilities) at Fair Value
Balance Sheet Classification	September 30, 2021	December 31, 2020
Fair value of derivative instruments - other current assets	$5,105	$935
Fair value of derivative instruments - other noncurrent assets	3,115	—
Total derivative contracts - assets	$8,220	$935

Fair value of derivative instruments - other current liabilities	$(158)	$(172)
Fair value of derivative instruments - other noncurrent liabilities	(120)	(449)
Total derivative contracts – liabilities	$(278)	$(621)

The Company’s hedging activities for the quarters and nine months ended September 30, 2021 and 2020 and the related location within the consolidated condensed statements of operations were ($ in thousands):

Income Statement Classification	Amount of Gain (Loss) Recognized in, Consolidated Condensed Statement of Operations
	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest expense - interest rate swaps	$8	$(7)	$213	$(963)
Cost of product sales - commodity swaps	4,802	177	10,154	(821)
Total	$4,810	$170	$10,367	$(1,784)

All of the Company's derivative instruments are collateralized by the assets of the respective businesses.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
10. Unitholders' Equity
2014 Independent Directors' Equity Plan (2014 Plan)
On May 14, 2020, the Company granted its independent directors a total of 32,112 director share units with a grant date fair value of $27.43 per share. During the quarter ended March 31, 2021, the Company granted an additional 12,024 director share units to preserve the economic value of the unvested director share units after giving effect to the special dividend made in connection with the IMTT Transaction. These director share units vested on May 11, 2021, the day immediately preceding the 2021 Annual Meeting of Shareholders.
On May 19, 2021, the Company granted its independent directors a total of 25,974 director share units with a grant date fair value of $34.90 per share. These director share units fully vested on September 23, 2021, as a result of the AA Transaction, which constituted a change in control as defined in the 2014 Plan. Compensation expenses related to the director share units were $825,000 and $1,275,000, respectively, for the quarter and nine months ended September 30, 2021, compared with $225,000 and $655,000 for the quarter and nine months ended September 30, 2020.
Short-Term Incentive Plan ("STIP") for MIH Operating Businesses —  Restricted Stock Units ("RSUs")
The Company has a STIP to provide cash and stock-based incentives to eligible employees of its operating businesses under the Company’s 2016 Omnibus Employee Incentive Plan ("2016 Plan"). In general, the cash component comprises 75% of any incentive award and is paid in a lump-sum. The remaining 25% of any incentive award is in the form of RSUs representing an interest in the common units of the Company. RSUs are granted following assessment of performance against Key Performance Indicators post the one-year performance period and vest in two equal annual installments following the grant date.
The following sets forth unvested STIP RSU grants through September 30, 2021:

	STIP Grants
	Number of RSUs (in units)	Weighted Average Grant-Date Fair Value (per unit)
Unvested balance on December 31, 2019	—	$—
Granted	55,661	24.50
Forfeited	(1,468)	24.50
Vested(1)	(19,566)	32.57
Unvested balance on December 31, 2020	34,627	$24.50
Granted(2)	57,071	24.49
Forfeited	(215)	24.92
Vested(3)	(68,776)	31.03
Unvested balance on September 30, 2021	22,707	$27.64
___________
(1)As a result of the IMTT Transaction, the Company's Compensation Committee and Board approved the accelerated vesting of the STIP RSU grants for former eligible employees of IMTT.
(2)During the quarter ended March 31, 2021, the Company granted an additional 12,614 RSUs to preserve the economic value of the unvested RSUs after giving effect to the special dividend made in connection with the IMTT Transaction.
(3)As a result of the AA Transaction, the Company's Compensation Committee and Board approved the accelerated vesting of the STIP RSU grants for former eligible employees of Atlantic Aviation and MIC Global Services ("MGS"). These RSUs were fully vested on September 23, 2021.
On September 30, 2021, the grant date fair value of the unvested awards was $628,000 and is expected to be recognized over a weighted-average period of 0.7 years. Compensation expense related to the STIP RSUs were $793,000 and $1.9 million for the quarter and nine months ended September 30, 2021, respectively, compared with $177,000 and $506,000 (which includes the former eligible participants of IMTT, Atlantic Aviation, and MGS) for the quarter and nine months ended September 30, 2020, respectively.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
10. Unitholders’ Equity – (continued)
From time to time, the Company may issue RSUs to reward or retain employees, or to attract new employees, or for other reasons by providing special grants of RSUs. Vesting dates and terms can vary for each award at the discretion of the Company.
The following sets forth unvested Special RSU grants through September 30, 2021:

	Special RSU Grants
	Number of RSUs (in units)	Weighted Average Grant-Date Fair Value (per unit)
Unvested balance on December 31, 2019	6,067	$40.30
Granted	4,602	23.50
Vested	(5,702)	26.74
Unvested balance on December 31, 2020	4,967	40.30
Granted(1)	1,860	—
Vested	(6,827)	29.32
Unvested balance on September 30, 2021	—	$—
___________
(1)During the quarter ended March 31, 2021, the Company granted an additional 1,860 RSUs to preserve the economic value of the unvested RSUs after giving effect to the special dividend made in connection with the IMTT Transaction.
Compensation expense related to the Special RSU grants was $200,000 and $152,000 for the nine months ended September 30, 2021 and 2020, respectively.
Long-Term Incentive Plan ("LTIP") for MIH Operating Businesses —  Performance Stock Units ("PSUs")
The Company has a LTIP pursuant to which it may make stock-based incentive awards to eligible employees of its operating businesses. The awards would take the form of PSUs convertible into common units of the Company as authorized under its 2016 Plan. The number of PSUs a participant may be awarded reflects a target level of performance by the participant. The participant may be awarded more (over performance limit) or less (threshold limit) than the target number of PSUs based on their achievements relative to Key Performance Indicators during the three-year performance period. Following finalization of the participant’s performance review at the end of the third year of the program generally, the Company may award the PSUs.
The following sets forth unvested LTIP PSU grants through September 30, 2021 at the target level of performance:

	LTIP Grants (at Target)
	Number of PSUs (in units)	Weighted Average Grant-Date Fair Value (per unit)
Unvested balance on December 31, 2019	125,194	$39.62
Forfeited	(18,965)	39.70
Vested(1)	(34,708)	39.88
Unvested balance on December 31, 2020	71,521	39.47
Granted(2)	245,541	28.11
Forfeited(3)	(86,384)	31.39
Vested(3)	(135,493)	37.93
Unvested balance on September 30, 2021	95,185	$30.55
___________
(1)As a result of the IMTT Transaction, the Company's Compensation Committee and Board approved the accelerated vesting of the LTIP PSU grants for former eligible employees of IMTT.
(2)During the quarter ended March 31, 2021, the Company granted an additional 26,004 PSUs to preserve the economic value of the unvested PSUs after giving effect to the special dividend made in connection with the IMTT Transaction.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
10. Unitholders’ Equity – (continued)
(3)As a result of the AA Transaction, the Company's Compensation Committee and Board approved the accelerated vesting of the LTIP PSU grants for former eligible employees of Atlantic Aviation and MGS. These PSUs were fully vested on September 23, 2021.
On September 30, 2021, depending upon actual performance, the number of PSUs to be issued will vary from zero to 166,574, net of forfeitures. On September 30, 2021, the grant date fair value of the unvested awards was $2.9 million, reflecting target performance by all participants. On September 30, 2021, the unrecognized compensation cost related to unvested PSU awards was $677,000 at target level performance and is expected to be recognized over a weighted-average period of 1.2 years. Compensation expense related to the LTIP PSUs were $1.7 million and $5.1 million for the quarter and nine months ended September 30, 2021, respectively, compared with $634,000 and $1.7 million (which includes the former eligible participants of IMTT, Atlantic Aviation, and MGS) for the quarter and nine months ended 2020, respectively.
Accumulated Other Comprehensive Loss, net of taxes
The following represents the changes and balances to the components of accumulated other comprehensive loss, net of taxes, for the nine months ended September 30, 2021 and 2020 ($ in thousands):

	Post-Retirement Benefit Plans, net of taxes	Translation Adjustment, net of taxes	Total Unitholders’ Accumulated Other Comprehensive Loss, net of taxes
Balance on December 31, 2019	$(24,155)	$(12,717)	$(36,872)
Translation adjustment(1)	—	(532)	(532)
Balance on September 30, 2020	$(24,155)	$(13,249)	$(37,404)

Balance on December 31, 2020	$(6,175)	$—	$(6,175)
Change in post-retirement benefit plans	10	—	10
Reclassification to net income (loss) due to sale of business	(6)	—	(6)
Balance on September 30, 2021	$(6,171)	$—	$(6,171)
___________
(1)Translation adjustment is presented net of a tax benefit of $207,000 for the nine months ended September 30, 2020.
11. Revenue Recognition
The Company's businesses comprise: (i) Hawaii Gas, Hawaii’s only government-franchised gas utility and an unregulated LPG distribution business providing gas and related services to industrial, commercial, residential, and governmental customers; and (ii) controlling interests in two solar facilities on Oahu.
Revenue from the Hawaii Gas business is generated from the distribution and sales of synthetic natural gas ("SNG"), LPG, liquefied natural gas ("LNG"), and renewable natural gas ("RNG"). Revenue is primarily a function of the amount of SNG, LPG, LNG, and RNG consumed by customers and the price per British Thermal Unit or gallon charged to customers. Revenue levels, without organic growth, will generally track global commodity prices, namely petroleum and natural gas, as its products are derived from these commodities.
Revenue from Hawaii Gas is recorded in product revenue. Hawaii Gas recognizes revenue when products are delivered. Sales of gas to customers are billed on a monthly-cycle basis. Earned but unbilled revenue is accrued and included in accounts receivable and revenue based on the amount of gas that has been delivered but not billed to customers from the latest meter reading or billed delivery date to the end of an accounting period. The related costs are charged to expense.
The renewables projects within the businesses in Hawaii sell substantially all of the electricity generated at a fixed price to primarily electric utility customers pursuant to long-term power purchase agreements ("PPAs") of 20 years. The PPAs are accounted for as operating leases and have no minimum lease payments. Lease income is recorded within product revenue when the electricity is delivered.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
11. Revenue Recognition  – (continued)

Revenue from external customers were ($ in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Product revenue
Lease	$1,372	$1,004	$3,500	$2,677
Gas	56,177	34,390	161,790	123,166
Other	2,537	3,642	8,123	10,450
Total revenue	$60,086	$39,036	$173,413	$136,293

12. Related Party Transactions
Management Services
On September 30, 2021 and December 31, 2020, the Manager held 14,573,070 units and 13,954,821 units, respectively, of the Company’s common units. Pursuant to the terms of the Fourth Amended and Restated Management Agreement ("MSA"), the Manager may sell these units at any time. Under the MSA, the Manager, at its option, may reinvest base management fees and performance fees, if any, in units of the Company. The Manager’s holdings on September 30, 2021 represented 16.52% of the Company's outstanding common units.
Since January 1, 2020, the Company paid the Manager cash dividends and/or distributions on units held for the following periods:

Declared	Period Covered	$ per Unit	Record Date	Payable Date	Cash Paid to Manager ($ in thousands)
September 23, 2021	(1)	$37.386817	October 4, 2021	October 7, 2021	$544,841
December 23, 2020	(2)	11.00	January 5, 2021	January 8, 2021	153,503
February 14, 2020	Fourth quarter 2019	1.00	March 6, 2020	March 11, 2020	13,396
___________
(1) One-time distribution declared and paid out of the proceeds from the AA Transaction. Units of MIH traded with "due-bills" attached through October 7, 2021 and traded ex-distribution on October 8, 2021.
(2) Special dividend declared and paid out of the proceeds from the IMTT Transaction. Units of MIH traded with “due-bills” attached through January 8, 2021 and traded ex-dividend on January 11, 2021.
Under the MSA, subject to the oversight and supervision of the Company’s Board, the Manager is responsible for and oversees the management of the Company’s operating businesses. In addition, the Manager has the right to appoint the Chairman of the Board, subject to minimum equity ownership, and to assign, or second, to the Company, two of its employees to serve as chief executive officer and chief financial officer of the Company and seconds or makes other personnel available as required.
In accordance with the MSA, the Manager is entitled to a monthly base management fee based primarily on the Company’s market capitalization, and potentially a quarterly performance fee based on total unitholder returns relative to a U.S. utilities index. Currently, the Manager has elected to reinvest future base management fees and performance fees, if any, in additional units. For the quarter and nine months ended September 30, 2021, the Company incurred base management fees of $7.7 million and $20.8 million, respectively, compared with $5.0 million and $16.2 million for the quarter and nine months ended September 30, 2020. The Company did not incur any performance fees for the quarters and nine months ended September 30, 2021 and 2020.
Effective November 1, 2018, the Manager waived two portions of the base management fee to which it was entitled under the terms of the MSA. In effect, the waivers cap the base management fee at 1% of the Company’s equity market capitalization less any cash balances at the holding company. The waiver applies only to the calculation of the base management fees and not

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
12. Related Party Transactions - (continued)

to the remainder of the MSA. The Manager reserves the right to revoke the waivers and revert to the prior terms of the MSA, subject to providing the Company with not less than a one year notice. A revocation of the waiver would not trigger a recapture of previously waived fees. As part of the Disposition Agreement entered into between the Company and its Manager, discussed below, the Manager has agreed not to revoke the waiver during the term of the Disposition Agreement.
Disposition Agreement
To facilitate sales of its operating businesses, on October 30, 2019, the Company announced that it entered into a Disposition Agreement with its Manager (see Exhibit 10.3 of the Form 10-K filed on February 17, 2021). Outside of the Disposition Agreement, the Company has limited ability to terminate the MSA. The Disposition Agreement provides for the termination of the Company’s external management relationship with its Manager as to any businesses, or substantial portions thereof, that are sold (including if the Company itself is sold). In connection therewith, the Company will make a payment to its Manager of approximately 2.9% to 6.1% of the net proceeds generated in the event of such sales, subject to a minimum amount of payments for all sales in the aggregate in the event of a Qualifying Termination Event ("QTE") of (i) $50.0 million plus (ii) 1.5% multiplied by proceeds in excess of $500.0 million in the aggregate. A QTE means (i) the sale of the Company or (ii) a transaction or series of transactions resulting in a third party or parties acquiring all the assets of the Company. The Disposition Agreement provides that the MSA will terminate upon the occurrence of a QTE or upon mutual agreement of the parties. If the MSA has not been terminated prior to the sixth anniversary of the Disposition Agreement, the Company's Manager and its independent directors will engage in reasonable, good faith discussions regarding a potential internalization or other framework for a termination of the MSA.
The Disposition Agreement provides that if a QTE occurs on or prior to January 1, 2022 (subject to extension under certain circumstances for up to six months thereafter), then the Company will pay its Manager an additional payment of $25.0 million. The Disposition Agreement further provides that its Manager will receive a make-whole payment following a QTE, to the extent that the aggregate management fees paid to its Manager through the date of the QTE were less than (i) $20.0 million per year for the two years following the date of the Disposition Agreement and (ii) $10.0 million per year for any period thereafter. In addition, following a QTE, the Manager will be paid in cash all accrued and unpaid management fees, including fees of $8.5 million waived in accordance with the Limited Waiver, which waived fees would have been payable through October 31, 2019. The Manager has agreed not to exercise its right to retract the Limited Waiver for periods after October 31, 2019 and prior to the termination of the Disposition Agreement. The Disposition Agreement will terminate on the earlier to occur of (i) the termination of the MSA and (ii) the sixth anniversary of the agreement, subject to extension under certain circumstances if a transaction is pending.
In connection with the IMTT Transaction and pursuant to the Disposition Agreement, the Company deposited a disposition payment of $28.2 million to its Manager in an escrow account in December 2020 and subsequently released the payment from escrow in March 2021.
In connection with the execution of the Merger, and in order to provide AMF Parent with the fixed amount of the Disposition Payment (as defined in the Disposition Agreement) payable to the Manager with respect to the Merger, on June 14, 2021, the Company and the Manager entered into an amendment (the "Amendment") to the Disposition Agreement. The Amendment provides that the Disposition Payment payable to the Manager with respect to the Merger will be $56.7 million (which amount includes the Waived Fees (as defined in the Disposition Agreement)). These amounts were calculated in accordance with the Disposition Agreement dated as of October 30, 2019, do not include the $25.0 million additional payment to the Manager if the final sale of the Company occurs on or prior to July 1, 2022, and assume a closing date of March 31, 2022, for the Merger, which represents the Company’s current expectation as to closing date. The Amendment also provides that the Disposition Payments with respect to the Merger will be paid concurrently with the relevant transaction closing, and that the Company’s MSA with the Manager will terminate concurrent with the closing of the Merger and payment of all amounts payable to the Manager under the Disposition Agreement.
In connection with the AA Transaction and pursuant to the Disposition Agreement, the Company paid the Manager $228.6 million in September 2021 concurrent with the closing of the transaction.
The unpaid portion of the base management fees and performance fees, if any, at the end of each reporting period is included in Due to Manager-related party in the consolidated condensed balance sheets. The following table shows the Manager's reinvestment of its base management fees and performance fees, if any, in units:

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
12. Related Party Transactions - (continued)

Period	Base Management Fee Amount ($ in thousands)	Performance Fee Amount ($ in thousands)	Units Issued
2021 Activities:
Third quarter 2021	$7,698	$—	195,556	(1)
Second quarter 2021	7,551	—	214,040
First quarter 2021	5,552	—	176,296

2020 Activities:
Fourth quarter 2020	$4,903	$—	162,791
Third quarter 2020	4,980	—	172,976
Second quarter 2020	3,824	—	146,452
First quarter 2020	7,356	—	181,617
___________
(1)The Manager elected to reinvest all monthly base management fees for the quarter ended September 30, 2021 in new primary units. The Company issued 195,556 units for the quarter ended September 30, 2021, including 1,403 units that were issued in October 2021.
The Manager is not entitled to any other compensation and all costs incurred by the Manager, including compensation of seconded staff, are paid by the Manager out of its base management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries, income taxes, audit and legal fees, acquisitions and dispositions, and its compliance with applicable laws and regulations. During the nine months ended September 30, 2021, the Manager charged the Company $1,000 for the reimbursement of out-of-pocket expenses compared with $6,000 and $310,000 for the quarter and nine months ended September 30, 2020, respectively. The unpaid portion of the out-of-pocket expenses at the end of the reporting period is included in Due to Manager-related party in the consolidated condensed balance sheets. During the quarter and nine months ended September 30, 2021, the Company paid $8,000 and $38,000, respectively, in legal fees previously incurred for the Manager related to the MIH Unitholder Litigation.
Macquarie Group - Other Services
The Company uses the resources of the Macquarie Group with respect to a range of advisory, procurement, insurance, hedging, lending, and other services. Engagements involving members of the Macquarie Group are reviewed and approved by the Audit Committee of the Company’s Board. Macquarie Group affiliates are engaged on an arm’s length basis and frequently as a member of a syndicate of providers whose other members establish the terms of the interaction.
Advisory Services
The Macquarie Group, and wholly-owned subsidiaries within the Macquarie Group, including Macquarie Bank Limited ("MBL") and Macquarie Capital (USA) Inc. ("MCUSA") have provided various advisory and other services and incurred expenses in connection with the Company’s equity raising activities, acquisitions, and debt structuring for the Company and its businesses. Underwriting fees are recorded in unitholders’ equity as a direct cost of equity offerings. Advisory fees and out-of-pocket expenses relating to acquisitions are expensed as incurred. Debt arranging fees are generally capitalized and amortized over the term of the credit facility.
Long-Term Debt
The Company had a $600.0 million senior secured revolving credit facility at the holding company level to which Macquarie Capital Funding LLC had a $40.0 million commitment. On January 19, 2021, all commitments on the senior secured revolving credit facility were terminated in accordance with the terms of that agreement. For the nine months ended September 30, 2021, the Company incurred interest expense of $8,000, related to Macquarie Capital Funding LLC’s portion of the senior secured revolving credit facility, compared with $203,000 and $564,000 for the quarter and nine months ended September 30, 2020, respectively. All outstanding balances were repaid as of December 31, 2020.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
12. Related Party Transactions - (continued)

Other Related Party Transactions
For the nine months ended September 30, 2020, the Company incurred $25,000 for advisory services from a former Board member.
13. Legal Proceedings and Contingencies
The Company and its subsidiaries are subject to legal proceedings arising in the ordinary course of business. In management’s opinion, the Company has adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions and does not believe the outcome of any pending legal proceedings will be material to the Company’s financial position or result of operations.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
Upon the completion by the Company of the sale of all outstanding shares of common stock of its wholly owned subsidiary, Macquarie Infrastructure Corporation, which held the Company's Atlantic Aviation business, on September 23, 2021, the Company is no longer a party to the legal proceedings set forth under Part I, Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 17, 2021.
Item 1A. Risk Factors
There have been no material changes to the risk factors set forth under Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 17, 2021, except as follows:
Risks Related to the Merger
Since completion of the AA Transaction, the size of our Company may be sub-scale, we have substantially fewer assets, and we may be more susceptible to adverse events.
Since the completion of the AA Transaction, and until the completion of the Merger, or if the Merger is not completed, the size of our Company may be sub-scale for a public company owner of a part regulated utility/part propane distribution business, and we may have limited access to financing through the capital markets due to our size. We are subject to concentration of the risks that affect our Hawaii businesses. We have substantially fewer assets and may experience significant decreases in earnings and cash flow and increases in operating costs or other expenses. We continue to be a public company with ongoing costs associated with public company operations, which are a greater percentage of our revenues, and we are unlikely to recover all of those expenses from rate payers of our regulated utility, Hawaii Gas. The market price of our common stock has significantly decreased, and our common stock may be more susceptible to market fluctuations.
The Merger is contingent on a number of conditions, and may not be completed on the timeline currently contemplated or at all.
The consummation of the Merger is subject to various conditions, including, among others, receipt of regulatory approvals. If the Merger is not completed for any reason, the price of our common stock may decline, and our business, financial condition and results of operations may be impacted, including: to the extent that the market price of our common stock reflects positive market assumptions that the Merger will be completed; based on the significant expenses, such as legal and financial advisory services, which generally must be paid regardless of whether the Merger is completed; and due to the risk that we may be unable to enter into an alternative transaction for the sale of our businesses on terms as favorable as the Merger or at all. We may receive a termination fee under certain circumstances, but such fee may not adequately compensate us for our losses if the Merger is not completed. In addition, we may be required to pay a termination fee to the purchaser if the Merger Agreement is terminated under certain circumstances.
While the Merger is pending, the Company will be subject to risks and uncertainties and contractual restrictions that could disrupt our businesses or negatively impact our stock price.
The announcement and pendency of the Merger could cause disruptions and create uncertainty surrounding our businesses and affect our businesses’ relationships with customers, suppliers and business partners. These uncertainties could cause customers, suppliers and others that deal with us and/or our businesses to seek to change existing business relationships. In addition, employee retention could be negatively impacted during the pendency of the Merger. Pending completion of the Merger, the attention of our management may be focused on the Merger and related matters, and diverted from other opportunities that might benefit us. In addition, pursuant to the Merger Agreement, prior to closing we have agreed to conduct the Hawaii businesses in the ordinary course and not to undertake certain actions without the written consent of the purchaser. These restrictions could prevent us from pursuing certain beneficial business opportunities. All of these uncertainties could adversely affect our business, financial condition and results of operations, and could negatively impact the market price of our common stock.
Non-U.S. holders of common units may be subject to U.S. federal income tax and U.S. withholding tax upon their participation in the Merger.
In general, under the Foreign Investment in Real Property Tax Act of 1980 (FIRPTA) provisions of the United States Internal Revenue Code of 1986, as amended, non-U.S. persons are subject to U.S. federal income tax in the same manner as U.S. persons on any gain realized on the disposition of an interest, other than an interest solely as a creditor, in U.S. real property. An interest in U.S. real property includes stock in a U.S. corporation (except for certain stock of publicly traded U.S. corporations) if, with respect to a non-U.S. holder, interests in U.S. real property constituted 50% or more by value of the sum of the corporation’s assets used in a trade or business, its U.S. real property interests and its interests in real property located outside the United States at any point in time during the shorter of the period during which such non-U.S. holder held such stock or the 5-year period ending on the date of the disposition of such interest (a USRPHC).
It is unclear if the Company subsidiary holding the Hawaii businesses will be treated as a USRPHC for U.S. federal income tax purposes as of the date of the Merger. If such subsidiary were treated as a USRPHC as of such date, the Merger could have certain negative tax consequences for non-U.S. holders of common units, including causing such non-U.S. holders to be subject to U.S. federal income tax and related withholding under the FIRPTA provisions of the Code on any gain realized by such holder on the Merger.
If you are a non-U.S. holder, you are urged to consult your own tax advisors with regard to the U.S. federal income tax consequences to you (as well as the effects of state, local and non-U.S. tax laws) resulting from participation in the Merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.
Item 6. Exhibits
An exhibit index has been filed as part of this Report on page E-1 and is incorporated herein by reference.

EXHIBIT INDEX

Number	Description
2.1
Purchase Agreement dated June 7, 2021 by and among KKR Apple Bidco, LLC, Macquarie Infrastructure Corporation, Macquarie Infrastructure Holdings, LLC and, solely for specified provisions, MIC Hawaii Holdings, LLC (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 7, 2021).

2.2
Merger Agreement dated June 14, 2021 by and among AMF Hawaii Holdings, LLC, AMF Hawaii Merger Sub, LLC, Macquarie Infrastructure Corporation and Macquarie Infrastructure Holdings, LLC (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2021).

2.3
Agreement and Plan of Merger, dated as of March 30, 2021, by and among the Registrant, Macquarie Infrastructure Corporation and Plum Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Registration Statement on Form S-4, filed on February 17, 2021 (Reg. No. 333- 253193).

3.1
Amended and Restated Limited Liability Company Agreement of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 22, 2021).

4.1
Fourth Supplemental Indenture, dated as of September 22, 2021, by and between the Registrant and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 22, 2021).

10.1
Fourth Amended and Restated Management Services Agreement, dated September 22, 2021, by and among the Registrant, Macquarie Infrastructure Corporation, MIC Ohana Corporation, MIC Hawaii Holdings, LLC and Macquarie Infrastructure Management (USA) Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 22, 2021).

10.2
Amended and Restated Disposition Agreement, dated September 22, 2021, by and among the Registrant, Macquarie Infrastructure Corporation, MIC Ohana Corporation, MIC Hawaii Holdings, LLC and Macquarie Infrastructure Management (USA) Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 22, 2021).

10.3
Second Amended and Restated Registration Rights Agreement, dated September 22, 2021, by and between the Registrant and Macquarie Infrastructure Management (USA) Inc. (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 22, 2021).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in XBRL and contained in Exhibit 101.
___________
*    Filed herewith.
**    Furnished herewith.

E-1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC (Registrant)

Dated: November 2, 2021	By:	/s/ Christopher Frost
Name: Christopher Frost
Title: Chief Executive Officer

Dated: November 2, 2021	By:	/s/ Nick O'Neil
Name: Nick O'Neil
Title: Chief Financial Officer