Form 10-K
period 2021-12-31
Macquarie Infrastructure Holdings, LLC
filed 2022-02-22
CIK 1845290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-K
________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 001-32384
________________________
MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
(Exact Name of Registrant as Specified in Its Charter)
________________________

Delaware	86-2708886
(Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
125 West 55th Street
New York, New York 10019
(Address of Principal Executive Offices) (Zip Code)
Registrant’s Telephone Number, Including Area Code: (212) 231-1000
________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol	Name of Exchange on Which Registered:
Common Units	MIC	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☐	Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the outstanding shares of stock held by non-affiliates of Macquarie Infrastructure Holdings, LLC at June 30, 2021 was $2,801,365,531 based on the closing price on the New York Stock Exchange on that date. This calculation does not reflect a determination that persons are affiliates for any other purposes.
There were 88,416,085 common units outstanding at February 18, 2022.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC

i

FORWARD-LOOKING STATEMENTS
We have included or incorporated by reference into this report, and from time to time may make in our public filings, press releases or other public statements, certain statements that may constitute forward-looking statements. These include without limitation those under “Business” in Part I, Item 1, “Risk Factors” in Part I, Item 1A, “Legal Proceedings” in Part I, Item 3, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, and “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A. In addition, our management may make forward-looking statements to analysts, investors, representatives of the media, and others. These forward-looking statements are not historical facts and represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control. We may, in some cases, use words such as “project”, “believe”, “anticipate”, “plan”, “expect”, “estimate”, “intend”, “should”, “would”, “could”, “potentially”, “may”, or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements.
In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results to differ materially from those contained in any forward-looking statements made by us. Any such forward-looking statements are qualified by reference to the following cautionary statements.
Forward-looking statements in this report are subject to risks and uncertainties, some of which are beyond our control, including, among other things:
•the ongoing impact of COVID-19 on the economy generally and on our business specifically;
•the completion of the sale of the Company or the termination of the sale effort;
•changes in general economic, business, or demographic conditions or trends in the U.S., including changes in GDP, interest rates and inflation, or changes in the political environment;
•in the absence of a sale of the Company, our ability to implement operating and internal growth strategies including the deployment of growth capital in amounts consistent with our objectives and the achievement of targeted risk-adjusted returns on that capital;
•our ability to achieve targeted cost savings;
•the regulatory environment, including federal and state level energy policies, and the ability to estimate compliance costs, comply with any changes thereto, rates implemented by regulators, and the relationships and rights under and contracts with governmental agencies and authorities;
•disruptions or other extraordinary or force majeure events and the ability to insure against losses resulting from such events or disruptions;
•sudden or extreme volatility in commodity prices;
•changes in competitive dynamics affecting our business;
•technological innovations leading to changes in energy production, distribution, and consumption patterns;
•fluctuations in fuel costs, or the costs of supplies upon which our business is dependent, and the ability to recover increases in these costs from customers;
•our ability to service, comply with the terms of and refinance at maturity our indebtedness, including due to dislocation in debt markets;
•our ability to make alternate arrangements to account for any disruptions or shutdowns that may affect suppliers’ facilities or the operation of the barges upon which our business is dependent;
•environmental risks, including the impact of climate change and weather conditions;
•sudden or substantial changes in energy costs;
•unplanned outages and/or failures of technical and mechanical systems;
•security breaches, cyber-attacks, or similar disruptions to our operations;
•payment of fees to our Manager that could reduce distributable cash if paid in cash or could dilute existing equity holders if satisfied with the issuance of common units;
•changes in U.S. income tax laws;
•changes in labor markets, work interruptions, or other labor stoppages;

•our Manager’s affiliation with the Macquarie Group or equity market sentiment, which may affect the market price of our common units;
•our limited ability to remove our Manager for underperformance and our Manager’s right to resign;
•governmental shutdowns or budget delays;
•unanticipated or unusual behavior of municipalities and states brought about by financial distress; and
•the extent to which federal spending reduces the U.S. military presence in Hawaii.
Our actual results, performance, prospects, or opportunities could differ materially from those expressed in or implied by the forward-looking statements. A description of risks that could cause our actual results to differ appears under the caption “Risk Factors” in Part I, Item 1A and elsewhere in this report. It is not possible to predict or identify all risk factors and you should not consider that description to be a complete discussion of all potential risks or uncertainties that could cause our actual results to differ.
Given these risks, uncertainties, and assumptions, you should not place undue reliance on any forward-looking statements. The forward-looking events discussed in this report may not occur. These forward-looking statements are made as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether because of new information, future events, or otherwise. You should, however, consult further disclosures we may make in future filings with the Securities and Exchange Commission ("SEC").
Macquarie Infrastructure Holdings, LLC (MIH) is not an authorized deposit-taking institution for the purposes of the Banking Act 1959 (Commonwealth of Australia) and MIH's obligations do not represent deposits or other liabilities of Macquarie Bank Limited ABN 46 008 583 542 (“Macquarie Bank”). Macquarie Bank does not guarantee or otherwise provide assurance in respect of the obligations of MIH. In addition, if this document relates to an investment, (a) the investor is subject to investment risk including possible delays in repayment and loss of income and principal invested and (b) none of Macquarie Bank or any other Macquarie Group company guarantees any particular rate of return on or the performance of the investment, nor do they guarantee repayment of capital in respect of the investment.

PART I
ITEM 1. BUSINESS
Macquarie Infrastructure Holdings, LLC ("MIH") is a Delaware limited liability company formed on February 5, 2021 and the registrant since September 22, 2021. MIH is the successor to Macquarie Infrastructure Corporation ("MIC"), a Delaware corporation formed on May 21, 2015. MIC’s predecessor, Macquarie Infrastructure Company LLC, was formed on April 13, 2004. Except as otherwise specified, all references in this Form 10-K to “MIH”, “we”, “us”, “our” and "Company" refer to Macquarie Infrastructure Holdings, LLC and its subsidiaries, or as necessary when referring to previous reporting periods or the period prior to September 22, 2021, MIC and its subsidiaries. The terms "unit", "equity interest", "stock", "security", or "shares" refers to shares of MIC prior to the Reorganization on September 22, 2021, and "units" in MIH thereafter.
Strategic Alternatives
In October 2019, along with actively managing our existing portfolio of businesses, our Board resolved to pursue strategic alternatives including the potential sale of our Company or its then three operating businesses as a means of unlocking additional value for equity holders. In December 2020, we completed the sale of IMTT ("IMTT Transaction").
On June 7, 2021, we entered into an agreement for the sale of our Atlantic Aviation business to KKR Apple Bidco, LLC, a Delaware limited liability company controlled by funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (“KKR”), for $4.475 billion including cash and the assumption of debt and other transaction and reorganization related obligations (the "AA Transaction").
On June 14, 2021, we entered into a Merger Agreement with AMF Hawaii Holdings, LLC ("AMF Parent"), a Delaware limited liability company affiliated with Argo Infrastructure Partners, LP ("Argo"), and AMF Hawaii Merger Sub, LLC ("AMF Merger Sub"), a recently formed Delaware limited liability company and wholly-owned direct subsidiary of AMF Parent (the "Merger"). Upon completion of the Merger, each of the MIH common units (excluding common units held by AMF Parent or AMF Merger Sub or common units held by MIH in treasury and common units held by any subsidiary of MIH or AMF Parent (other than AMF Merger Sub)), will be converted into the right to receive $3.83 in cash, without interest; or, if the Merger is consummated after July 1, 2022, then each such unit will be converted into the right to receive $4.11 in cash, without interest.
Under the terms of the Merger Agreement, at closing, AMF Parent will pay the merger consideration to unitholders and fund transaction costs and a disposition payment to our Manager of $81.7 million if the Merger closes on or before July 1, 2022 or $56.7 million if the Merger closes after this date.
On September 21, 2021, we conducted a Special Meeting of Shareholders during which shareholders voted on and approved the AA Transaction and the Merger. As a result of the approval, we classified our Atlantic Aviation business as a discontinued operation.
On September 22, 2021, shareholders of Macquarie Infrastructure Corporation became unitholders of Macquarie Infrastructure Holdings, LLC, a limited liability company treated as a partnership for tax purposes, on a one-for-one basis without an exchange of certificates. Commencing September 23, 2021, units of Macquarie Infrastructure Holdings, LLC traded on the New York Stock Exchange ("NYSE") under the same symbol (NYSE: MIC) and with the same CUSIP number (55608B105) as previously associated with shares of Macquarie Infrastructure Corporation.
As part of the reorganization, the entity holding the businesses comprising our MIC Hawaii segment was distributed to and became a direct subsidiary of Macquarie Infrastructure Holdings, LLC. For tax purposes, the distribution was deemed to be a sale and unitholders were deemed to have received a distribution of the fair market value of the equity of MIC Hawaii.
On September 23, 2021, we completed the AA Transaction, and received $3.525 billion. Our Board elected to return certain proceeds from the AA Transaction to unitholders, declaring a one-time distribution of $37.386817 per common unit, paid on October 7, 2021 to unitholders of record as of the close of trading on October 4, 2021. The Company's common units traded with due-bills attached from October 1, 2021 through October 7, 2021 pursuant to relevant NYSE rules. In addition, MIH made a disposition payment to the Manager of $228.6 million.
The Merger is expected to be completed in the first half of 2022 subject to approval by the Hawaii Public Utilities Commission ("HPUC") and the satisfaction of customary closing conditions for this type of transaction. Upon the consummation of the Merger, our Company will no longer be a publicly traded entity.
Our Strategy
Our strategy is to realize value for our unitholders by completing the Merger, or an alternate transaction to the extent that the Merger is not ultimately successful.
From an operational perspective, our strategy centers on ensuring that we continue to provide quality products to our customers in a safe and reliable manner that over the long term is consistent with Hawaii’s goals of carbon neutrality by 2045.

General
We provide products to corporations, government agencies, and individual customers in Hawaii. Our business comprises: (i) Hawaii Gas, Hawaii’s only government-franchised gas utility and an unregulated LPG distribution business providing gas and related services to industrial, commercial, residential, and governmental customers; (ii) controlling interests in two solar facilities on Oahu; and (iii) smaller projects collectively engaged in efforts to reduce the cost and improve the reliability and sustainability of energy in Hawaii.
During the quarter ended September 30, 2021, Atlantic Aviation was classified as a discontinued operation and eliminated as a reportable segment. All prior periods reported herein reflect this change. In September 2021, we completed the AA Transaction.
During the quarter ended September 30, 2020, IMTT was classified as a discontinued operation and eliminated as a reportable segment. All periods reported herein reflect this change. In December 2020, we completed the IMTT Transaction.
Effective October 1, 2018, the Bayonne Energy Center (BEC) and substantially all of our portfolio of solar and wind power generation businesses were classified as discontinued operations and our Contracted Power segment was eliminated. All periods reported herein reflect this change. In September 2019, we completed the last of the sales of our solar and wind power generation businesses including our majority interest in a renewable power development business. A relationship with a third-party developer of renewable power facilities was reported as a component of Corporate and Other through the expiration of the relationship in July 2019.
Our Manager
Macquarie Infrastructure Management (USA) Inc. (our "Manager") serves as the external manager of our Company. Together we are parties to a Management Services Agreement (see Exhibit 10.1 of this Form 10-K) pursuant to which our Manager provides corporate headquarters functions and services to the Company. Our Manager is a member of the Macquarie Group, a diversified international provider of financial, advisory, and investment services. The Macquarie Group is headquartered in Sydney, Australia and is a global leader in the management of infrastructure investment vehicles on behalf of third-party investors and an advisor on the acquisition, disposition, and financing of infrastructure assets.
We pay our Manager a monthly base management fee of 1/12th of 1% of our equity market capitalization less any cash balances at the holding company. For this, in accordance with the Management Services Agreement, our Manager provides normal ongoing corporate headquarters functions such as executive management, facilities, technology, employee benefits and access to services including human resources, legal, finance, tax and accounting, among others. Our Manager is responsible for and oversees the management of our business, subject to the oversight and supervision of our Board. Our Manager compensates and has assigned, or seconded, to us our chief executive officer and chief financial officer on a full-time basis. It also compensates and seconds, or makes available, other personnel as required. MIH has no employees at the holding company level.
Our Manager may also earn a performance fee if our quarterly total return (capital appreciation plus distributions) is positive and exceeds the quarterly total return of a U.S. utilities index benchmark both in the quarter and cumulatively. If payable, the performance fee is equal to 20% of the difference between the benchmark return and the total return for our stockholders during the quarter. Per the terms of the Management Services Agreement, our Manager currently reinvests any base management or performance fees in new primary common units of our Company. Our Manager may elect to receive either base management or performance fees, if any, in cash but may only change its election during a 20-trading day window following our earnings release. Any change would apply to fees to which it was entitled thereafter.
To facilitate our pursuit of strategic alternatives, on October 31, 2019, we announced that we entered into a Disposition Agreement ("Disposition Agreement") with our Manager (see Exhibit 10.3 of this Form 10-K). Outside of this agreement, we have limited ability to terminate the Management Services Agreement. With this agreement, our Management Services Agreement with our Manager will terminate as to any businesses, or substantial portions thereof, that are sold and, in connection therewith, we will make payments to our Manager calculated in accordance with the Disposition Agreement. The Disposition Agreement will terminate on the earlier to occur of (i) the termination of the Management Services Agreement and (ii) the sixth anniversary of the Disposition Agreement, subject to extension under certain circumstances if a sale transaction is pending. In connection with the execution of the Merger Agreement, on June 14, 2021, the Company and the Manager entered into an amendment to the Disposition Agreement providing for the calculation of the disposition payment payable to the Manager with respect to the Merger, and providing that the Management Services Agreement will terminate concurrent with the closing of the Merger and payment of all amounts payable to the Manager under the Disposition Agreement.

Our Business
Industry Overview
According to the Energy Information Administration, energy consumption in Hawaii is split approximately equally between the transportation market and the industrial/commercial/residential markets. Gas has an approximately 2% share of the Hawaii energy market and is used primarily by the industrial/commercial/residential markets with applications including water heating, commercial laundry service, cooking, emergency power generation, and other select uses.
Beginning with the Hawaii Clean Energy Initiative in 2008, the State of Hawaii embarked on a program to be a leader in the development and deployment of clean energy solutions. We have invested in a number of clean energy projects including a renewable natural gas facility that captures and purifies wastewater biogas for injection into the Hawaii Gas utility pipeline on Oahu. We are pursuing additional growth opportunities in support of Hawaii’s clean energy goals.
Business Overview
Our business comprises Hawaii Gas and smaller operations collectively engaged in efforts to reduce the cost and improve the reliability and sustainability of energy in Hawaii. Founded in 1904, Hawaii Gas is a combination of Hawaii’s only government-franchised gas utility and an unregulated liquefied petroleum gas ("LPG") distribution business. Hawaii Gas serves the State’s approximately 1.4 million residents and approximately 6.8 million and 2.7 million visitors in 2021 and 2020, respectively, across Oahu, Hawaii, Maui, Kauai, Molokai, and Lanai (the main islands). Visitor arrivals for 2021 and 2020 were substantially lower than in prior years due to the outbreak of COVID-19. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for further discussions.
Hawaii Gas’ utility business includes the processing, distribution, and sale of synthetic natural gas ("SNG") and renewable natural gas ("RNG") and the distribution and sale of regasified liquefied natural gas ("LNG") on the island of Oahu, as well as the distribution and sale of LPG via pipeline on all of the main islands. Hawaii Gas’ unregulated business distributes LPG by truck to individual tanks located on customer sites or distributes LPG in cylinders filled at central locations to customers on all the main islands. Customers include a wide variety of industrial, commercial, residential, hospitality, military, public sector, and wholesale users.
Hawaii Gas’ primary products consist of:
Synthetic Natural Gas: The business converts a light hydrocarbon feedstock (naphtha) into SNG, predominantly comprised of methane and hydrogen, having a similar heating value to natural gas. Hawaii Gas operates the only SNG processing capability in Hawaii at its plant located on the island of Oahu. SNG is delivered by underground pipelines to utility customers throughout Oahu.
Liquefied Natural Gas: LNG is transported to Hawaii in conventional intermodal cryogenic containers from the U.S. mainland. Hawaii Gas is authorized to substitute up to 30% of its SNG production with LNG to supply customers of the regulated utility on Oahu.
Liquefied Petroleum Gas: LPG is a generic name for a mixture of hydrocarbon gases, typically propane and butane. LPG liquefies at a relatively low pressure under normal temperature conditions and can be efficiently transported in various quantities. LPG is typically stored in cylinders or tanks and Hawaii Gas maintains the largest network of LPG storage in Hawaii. Industrial/commercial/residential applications of LPG are similar to those of natural gas and SNG.
Renewable Natural Gas: Hawaii Gas collects, purifies, and injects biogas from the Honouliuli Wastewater Treatment Plant into the utility pipeline distribution system on Oahu. The business is evaluating a range of additional renewable natural gas sources including other wastewater treatment plants, landfills, and locally produced biomass.
Customers
Our business provides services to industrial, commercial, residential, hospitality, military, public sector, wholesale and governmental customers and do not depend on any single customer, the loss of which would have a material adverse effect on the business.
Regulation
Our utility operations are regulated by the HPUC. The HPUC exercises broad regulatory oversight and investigative authority over all public utilities in Hawaii.
Rate Regulation. The HPUC establishes the rates that Hawaii Gas can charge its utility customers via cost of service regulation. Although the HPUC sets the base rate for the gas sold by Hawaii Gas’ utility business, Hawaii Gas is permitted to pass through changes in its fuel (feedstock) costs by means of a monthly fuel adjustment charge.

Our utility rates are established by the HPUC in periodic rate cases typically initiated by Hawaii Gas. We initiate a rate case by submitting a request to the HPUC for an increase in rates based upon, for example, increased costs related to providing services. Following initiation of the rate increase request and submissions by other intervening parties of their positions on the rate request, and potentially an evidentiary hearing, the HPUC issues a decision establishing the revenue requirements and the resulting rates that our utility will be allowed to charge.
Other Regulations. In addition to regulating utility rates, the HPUC acts on requests for the acquisition, the sale, disposition, or other exchange of utility properties, including mergers and consolidations, acts on requests for financings and approves material supply contracts.
Our operations are also regulated by agencies including the Pipeline and Hazardous Materials Safety Administration, Department of Transportation, Environmental Protection Agency, Hawaii Department of Health, and state and local environmental agencies.
Competition
Depending upon the end-use, Hawaii Gas competes with electricity producers and distributors as well as other gas providers, diesel, and other alternative energy sources. Electricity in Hawaii is generated by four electric utilities, various independent power producers, and commercial and residential solar installations.
Utility Operations. Hawaii Gas holds the only government franchise for utility gas services in Hawaii. This enables Hawaii Gas to utilize public easements for its pipeline distribution systems. This franchise also provides for the exclusive use of extensive below-ground distribution infrastructure that Hawaii Gas owns and maintains. Hawaii Gas competes based on price, reliability, and the energy preferences of its customers.
Non-Utility Operations. Hawaii Gas sells LPG in an unregulated market on the main islands of Hawaii. There are several other wholesale and smaller retail distributors that compete in the LPG market. Hawaii Gas believes it has a competitive advantage because of its established customer base, substantial storage facilities, distribution network, and reputation for reliable service.
Fuel Supply, SNG Plant, and Distribution System
Fuel Supply
Hawaii Gas sources naphtha feedstock for its SNG plant from Par Hawaii Refining, LLC pursuant to a contract that expires in December 2023. The majority of Hawaii Gas’ LPG is purchased from an off-island supplier pursuant to a contract that expires in December 2024. Hawaii Gas sources LNG from a U.S. mainland supplier pursuant to a contract that expired in July 2021, for which an extension is currently being negotiated. RNG feedstock is purchased from the City and County of Honolulu under a fixed rate contract that expires in December 2024.
SNG Plant and Distribution System (Utility)
Hawaii Gas processes and distributes SNG from a plant located on the west side of Oahu. A 22-mile transmission pipeline links the SNG plant to a distribution system consisting of approximately 900 miles of distribution and service pipelines transports gas to customers. On islands other than Oahu, LPG is distributed by direct deliveries from an off-island shipper and by barge from Oahu to holding facilities or baseyards on those islands. It is then distributed via pipelines to utility customers. Approximately 90% of the Hawaii Gas pipeline system is on Oahu.
Distribution System (Non-Utility)
The non-utility operation of Hawaii Gas provides LPG to customers that are not connected to Hawaii Gas’ utility pipeline system on each of the main islands. The majority of Hawaii Gas’ non-utility customers are on islands other than Oahu. LPG is transported to these islands by direct deliveries from an off-island shipper and by barge from Oahu. Hawaii Gas also owns the infrastructure by which it distributes LPG to its customers, including harbor pipelines, trucks, several holding facilities, and storage baseyards on Kauai, Maui, and Hawaii.
Environmental Permits
We require environmental operating permits, the most significant of which are air and wastewater permits required for the Hawaii Gas SNG plant.
Human Capital Management
As of December 31, 2021, we employed 354 employees, of which 215 employees, or 61%, were subject to collective bargaining agreements. We believe relations with both union and non-union employees are generally good, that these employees drive the success of our business and that supporting our employees is a foundational value of the Company.

Our ultimate parent company has no employees as our Manager employs and seconds those individuals who serve as our chief executive officer and chief financial officer on a full-time basis and makes other personnel available as required.
Business ethics. Our continued success relies on the preservation of our good reputation. Our Code of Business Conduct sets forth our commitment to safe, ethical, and legally compliant business practices, and outlines the values by which all employees are expected to be guided.
Health and safety. We promote a “zero harm” culture. The workplace health and safety performance of our business is reported regularly to our board of directors. Our business has implemented comprehensive safety training programs for employees and regularly review and enhance safety protocols. In 2020, in response to the COVID-19 pandemic, our business implemented pandemic response plans including remote working where possible and deployment of personal protective equipment and provided continuous communication to employees regarding steps they could take to protect themselves. To the extent permitted/possible, we are facilitating the vaccination of our employees against COVID-19.
Compensation and benefits. Our business offers market competitive compensation programs in order to attract and retain superior talent, including bonus opportunities, health and welfare benefits, wellness initiatives, time-off, employee assistance programs, and opportunities to give back to our communities through donations of time and money.
Culture and inclusion. We are an equal opportunity employer, and we are committed to fostering a diverse, inclusive, and empowered workforce. We have established a Diversity, Equity, and Inclusion committee and a women's network committee. These committees have been responsible for, among other things, conducting surveys of various employee groups on issues of diversity, equity, and inclusion and educating employees at all levels about the importance of having an employee and management team that reflect the composition of the communities they serve.

AVAILABLE INFORMATION
We file annual, quarterly, and current reports, proxy statements and other information with the SEC. The SEC maintains a website that contains annual, quarterly, and current reports, proxy and information statements and other information that issuers (including both historically Macquarie Infrastructure Corporation, and currently Macquarie Infrastructure Holdings, LLC) file electronically with the SEC. The SEC’s website is www.sec.gov.
Our website is www.macquarie.com/mic. You can access our Investor Center through this website. We make available free of charge, on or through our Investor Center, our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, as amended, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. We also make available through our Investor Center the statements of beneficial ownership of shares filed by our Manager, our directors and officers, any holders of 5% or more of our shares outstanding, and others under Section 16 of the Exchange Act.
You can also find information on the About MIC page on our website where we post documents including:
•Amended and Restated Bylaws of Macquarie Infrastructure Holdings, LLC;
•Fourth Amended and Restated Management Services Agreement;
•Corporate Governance Guidelines;
•Code of Business Conduct;
•Charters for our Audit Committee, Compensation Committee, and Nominating and Governance Committee;
•Policy for Unitholder Nomination of Candidates to Become Directors of Macquarie Infrastructure Holdings, LLC; and
•Information for Unitholder Communication with our Board, our Audit Committee, and our Lead Independent Director.
Our Code of Business Conduct applies to our directors, officers, and employees as well as all directors, officers, and employees of our Manager involved in the management of the Company. We will post any amendments to the Code of Business Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange ("NYSE"), on our website. The information on our website is not incorporated by reference into this report.
You can request a copy of these documents at no cost, excluding exhibits, by contacting Investor Relations at 125 West 55th Street, New York, NY 10019 (212-231-1825).

ITEM 1A. RISK FACTORS
An investment in our units involves risks. The occurrence of any of these risks could have a significant or material adverse effect on our results of operations, cash flows, or financial condition and could cause a corresponding decline in the market price of our units.
Strategic and Economic Risks
If the pending Merger of the Company is not completed, our strategy as an ongoing business will require growth capital expenditures and a failure to make such capital expenditures could have a material adverse effect on our business, financial condition, operating results, and prospects.
If the pending Merger of the Company is not successful, and an alternate transaction is not pursued and completed, our growth will continue to depend on the prudent deployment of capital. Our ability to deploy capital depends on a number of variables including: (i) commodity prices; (ii) customer demand; (iii) competitive and economic conditions; (iv) availability of suitable land on which to operate; (v) ability to obtain required regulatory approvals; and (vi) availability of capital. Our sources of growth capital include retained capital, debt or equity issuances, and/or proceeds from the sales of assets. We may not generate sufficient cash or be able to arrange additional financing to fund our future growth needs on terms acceptable to us or at all. Our ability to arrange financing, if needed, will depend on, among other factors, our credit ratings, leverage, financial and operating performance, general economic, financial, and regulatory conditions, and prevailing capital market conditions. Many of these factors are beyond our control. If we incur significant additional indebtedness, our borrowing costs and our ability to raise capital may be impacted by our then credit rating which could be adversely affected if we do not continue to generate sufficient cash from our operations. If we fail to deploy growth capital as planned, we may be unable to, among other things, expand to meet competitive challenges; take advantage of strategic growth opportunities; upgrade our facilities and systems; and create equity holder value. Any or all of these could have a material adverse effect on our financial condition, operating results, tax positions, and prospects.
The pending Merger is contingent on a number of conditions and may not be completed timely or at all.
The consummation of the Merger is subject to various conditions, including, among others, receipt of regulatory approvals. If the Merger is not completed for any reason, the price of our common units may decline and our business, financial condition and results of operations may be impacted, including: to the extent that the market price of our common units reflects assumptions that the Merger will be completed; based on the significant expenses, such as legal and financial advisory services, which generally must be paid regardless of whether the Merger is completed; and due to the risk that we may be unable to enter into an alternative transaction for the sale of our business on terms as favorable as the Merger or at all. We may receive a termination fee under certain circumstances, but such fee may not adequately compensate us for our losses if the Merger is not completed. In addition, we may be required to pay a termination fee to the purchaser if the Merger Agreement is terminated under certain circumstances.
While the Merger is pending, the Company will be subject to risks and uncertainties and contractual restrictions that could disrupt our business or negatively impact our common unit price.
The announcement and pendency of the Merger could cause disruptions and create uncertainty surrounding our business and affect relationships with customers, suppliers and business partners. These uncertainties could cause customers, suppliers and others that deal with us to seek to change existing business relationships. In addition, employee retention could be negatively impacted during the pendency of the Merger. Pending completion of the Merger, the attention of our management may be focused on the Merger and related matters, and diverted from other opportunities that might benefit us. In addition, pursuant to the Merger Agreement, prior to closing we have agreed to conduct our business in the ordinary course and not to undertake certain actions without the written consent of the purchaser. These restrictions could prevent us from pursuing certain beneficial business opportunities. All of these uncertainties could adversely affect our business, financial condition and results of operations, and could negatively impact the market price of our common units.
As a result of prior sales of operating businesses we have fewer assets and the size of our Company may be sub-scale and more susceptible to adverse events.
Since the completion of the AA Transaction, the size of our Company may be sub-scale for a public company owner of a part regulated gas utility/part liquefied petroleum gas distribution business, and we may have limited access to financing through the capital markets due to our size. We are subject to concentration of risks. We have substantially fewer assets and may experience significant decreases in earnings and cash flow and increases in operating costs or other expenses. We continue to be a public company with ongoing costs associated with public company operations, which are a greater percentage of our revenues, and we are unlikely to recover all of those expenses from rate payers of our regulated utility, Hawaii Gas. The market price of our common units has significantly decreased, and our common units may be more susceptible to market fluctuations.

Non-U.S. holders of common units may be subject to U.S. federal income tax and U.S. withholding tax upon their participation in the Merger.
In general, under the Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA") provisions of the United States Internal Revenue Code of 1986, as amended, non-U.S. persons are subject to U.S. federal income tax in the same manner as U.S. persons on any gain realized on the disposition of an interest, other than an interest solely as a creditor, in U.S. real property. An interest in U.S. real property includes stock in a U.S. corporation (except for certain stock of publicly traded U.S. corporations) if, with respect to a non-U.S. holder, interests in U.S. real property constituted 50% or more by value of the sum of the corporation’s assets used in a trade or business, its U.S. real property interests and its interests in real property located outside the United States at any point in time during the shorter of the period during which such non-U.S. holder held such stock or the 5-year period ending on the date of the disposition of such interest (a "USRPHC").
It is unclear if the Company's subsidiary holding our operations in Hawaii will be treated as a USRPHC for U.S. federal income tax purposes as of the date of the Merger. If such subsidiary were treated as a USRPHC as of such date, the Merger could have certain negative tax consequences for non-U.S. holders of common units, including causing such non-U.S. holders to be subject to U.S. federal income tax and related withholding under the FIRPTA provisions of the Code on any gain realized by such holder on the Merger.
If you are a non-U.S. holder, you are urged to consult your own tax advisors with regard to the U.S. federal income tax consequences to you (as well as the effects of state, local and non-U.S. tax laws) resulting from participation in the Merger.
COVID-19 could have a material adverse effect on our results of operations, financial condition, liquidity, capital expenditures, and the trading value of our securities.
COVID-19 has negatively affected the global economy, disrupted financial markets, disrupted supply chains, significantly reduced travel, and interrupted business activity. Federal, state, and local governments have implemented mitigation measures including travel restrictions, stay-at-home orders, border closings, restrictions on public gatherings, social distancing, shelter-in-place restrictions, and various limitations on business operations. Although our business is considered an essential service, these government actions have adversely affected the ability of our employees, customers, suppliers, and other business partners to conduct business activities, and could do so for an extended period of time. This could have a material adverse impact on our results of operations, financial condition, liquidity, capital expenditures, and the trading value of our securities. Risks include:
•Impact on demand for our services and supply chain disruption. Tourism in Hawaii has declined, resulting in the full or partial closure of hotels and restaurants, which has reduced the consumption of gas. We cannot predict whether the pandemic will permanently change our customers' behavior or whether such changes could materially impact our businesses. Hawaii Gas’ SNG plant is subject to minimum operating thresholds, and if demand declines such that the SNG plant is not producing the requisite daily volume of SNG to operate safely, the plant will be shut down until minimum production thresholds can again be met. While Hawaii Gas has developed and tested alternatives for the delivery of gas to its utility customers in the event production at the SNG plant is stopped, there can be no assurances that these alternatives would operate as designed or be as effective and efficient from an operating or financial performance perspective as operating the SNG plant. Additionally, the reliability and pricing of the feedstock supply for the SNG plant could be adversely impacted by COVID-19, potentially resulting in higher cost of gas which would be passed through to customers. In addition, disruptions in the supply chain driven by the pandemic could result in a delay or an inability to obtain products, supplies, and services needed in our operations.
•Impact on employees and on cybersecurity. Many of our personnel are working remotely, and many employees at our facilities are abiding by social distancing procedures. In addition, our operations may be negatively affected by employee illness and/or quarantines. Further, our management teams have been required to devote large amounts of time and resources to mitigate the impact of the pandemic, thereby diverting attention from other priorities. In addition, the large scale remote working environment increases the risks posed by information technology systems breaches.
•Impact on liquidity and financial metrics. The ongoing effect of the pandemic on our business could affect our liquidity position, our cost of and ability to access funds from financial institutions and the capital markets and could cause a deterioration in our financial metrics or the business environment that could make it more difficult to meet the financial covenants in our credit facilities.
•Impact on capital expenditures and costs. We have deferred and may defer certain non-essential capital expenditures, including certain growth capital expenditures. If we are unable to deploy growth capital as planned, our long-term development prospects and ability to meet competitive challenges could be compromised. We are also incurring additional costs associated with the Company’s pandemic response measures.

•Impact on our customers' ability to pay. The pandemic's impact on the financial condition and operating results of our customers may result in delayed payments and uncollectible accounts receivable, and could also result in the bankruptcy, insolvency, or cessation of the business of certain of our customers.
•Impact on trading and asset value. COVID-19 has resulted in volatile equity markets and meaningfully lower stock prices for many companies, including ours, and may do so in the future.
The effects of COVID-19 may continue for an extended period, and the ultimate impact of the pandemic will depend on future developments which are highly uncertain and cannot be predicted including, without limitation, the duration and severity of the pandemic, the duration of governmental mitigation measures, the effectiveness of the actions taken to contain and treat the disease, and the length of time it takes for normal economic and operating conditions to resume. The situation surrounding COVID-19 remains fluid and the potential for material effects on our operating results, financial condition, and liquidity increases the longer the pandemic impacts activity levels in the U.S. and globally.
Fluctuations in economic, equity, and credit market conditions may have a material adverse effect on our results of operations, our liquidity, or our ability to obtain credit on acceptable terms.
Should economic, equity, and credit market conditions, collectively or individually, become disrupted, our ability to raise equity or obtain capital, to repay or refinance credit facilities at maturity, make significant capital expenditures, to pay, maintain or increase a dividend or fund growth may be costly and/or impaired. Our access to debt financing in particular will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit history and credit capacity, as well as the historical performance of our business and lender perceptions of financial prospects. If we are unable to obtain debt financing, particularly as significant credit facilities mature, our internal sources of liquidity may not be sufficient.
Economic conditions may also increase our counterparty risk, and should conditions deteriorate, we would expect to see increases in counterparty defaults and/or bankruptcies, which could result in an increase in bad debt expense and may cause our operating results to decline.
Volatility in the financial markets may make projections regarding future obligations under pension plans difficult. We maintain defined benefit retirement plans. Future funding obligations under those plans depend in large part on the future performance of plan assets and the mix of investment. These defined benefit plans hold a significant amount of equity and fixed income securities. If the market values of these securities decline or if returns decline, our pension expense and cash funding requirements would increase and, as a result, could materially adversely affect the results and liquidity of the business and our Company.
A tight labor market could increase the cost of operating or make it more difficult to recruit and retain those with appropriate skillsets. In a tight labor market, it may take longer to identify and hire additional employees and such delays could, in turn, increase fees paid to recruiting firms or the amount of overtime paid to existing employees. A tight labor market may also drive the cost of retaining employees with appropriate skillsets higher to the extent we face increased competition from employers willing or able to pay higher wages.
The documents governing our debt impose significant operating and financial restrictions, which may prevent us from pursuing certain business opportunities and taking certain actions.
Our debt agreements may impose operational and financial restrictions on us. These restrictions could limit or prohibit, among other things, our ability to:
•incur additional indebtedness;
•cause operating companies to make distributions to the holding company, redeem subordinated debt or make other restricted payments;
•make certain investments or acquisitions;
•grant or permit certain liens on our assets;
•enter into certain transactions with affiliates;
•merge, consolidate, or transfer substantially all of our assets; and
•transfer or sell assets, including capital stock of our subsidiaries.
These covenants could adversely affect our ability to finance our future operations or capital needs, withstand a future downturn in our business or the economy in general, engage in business activities, including future opportunities that may be in our interest, and plan for or react to market conditions or otherwise execute our business strategies. If a default occurs, the relevant lenders or holders of such indebtedness could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness. There is no guarantee that we would be able to satisfy our obligations if any of our indebtedness is accelerated.
If borrowing costs increase or if debt terms become more restrictive, the cost of refinancing and servicing our debt will increase, reducing our profitability, and ability to freely deploy capital. We and any of our existing or future subsidiaries may incur substantially more indebtedness. This could further exacerbate the risks to our business as described herein.
Most of our indebtedness matures within two years. Refinancing this debt may result in substantially higher interest rates or credit margins or substantially more restrictive covenants. Any of these could limit our operational and financial flexibility, limit or reduce our ability to pay dividends, and/or reduce distributions to our holding company. We cannot provide assurance that we will be willing or able to repay the debt if required.
If we are unsuccessful in concluding the pending Merger, or an alternate transaction, and continue to invest in and grow our business, we may incur substantial additional indebtedness. If new debt is added to our or any of our subsidiaries’ current debt levels, the related risks that we now face could be exacerbated.
The interest rates under our credit facilities may be adjusted for the phase-out of LIBOR.
LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rates on loans globally. We generally use LIBOR as a reference rate to calculate interest rates under our credit facilities. In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR, and in early 2021 announced USD LIBOR will be phased out by June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index, the Secured Overnight Financing Rate ("SOFR"), calculated using short-term repurchase agreements backed by Treasury securities. SOFR may be more volatile than LIBOR. If LIBOR ceases to exist, we may need to renegotiate our credit agreements to replace LIBOR, and the interest rates under certain of our credit agreements may change. The new rates may not be as favorable to us as those currently in effect. We may also find it desirable to engage in more frequent interest rate hedging transactions.
Risks Related to Our Business Operations
The operations of our business are subject to a variety of competitive pressures and the actions of competitors could have a material adverse effect on operating results.
Energy resources including diesel, solar, geo-thermal, and wind, may be substituted for gas in certain end-use applications, particularly if the price of gas increases relative to these resources, whether due to higher costs or otherwise. Customers could elect to meet their energy needs through any or all of these alternate resources as a result of higher gas prices, lower costs of alternative generation resources, or convenience. This could have an adverse effect on our results of operations, cash flows, and financial condition.
Our business relies on its SNG plant, including its transmission pipeline, for a significant portion of its sales. Disruptions at that facility could adversely affect our ability to serve customers.
Disruptions at the SNG plant resulting from mechanical or operational issues or power failures could affect our ability to produce SNG. Most of the utility sales on Oahu are of SNG and all SNG is produced at the Oahu plant. We have a back-up system in place, however, disruptions to both the primary and the back-up systems could have a significant adverse effect on our results of operations, cash flows, and financial condition.
Our business obtains its feedstock for its SNG plant from a refinery located on Oahu and sources its LPG supply from an off-island distributor. Supply disruptions may have an adverse effect on the operations of the business.
The extended unavailability of the refinery that supplies SNG feedstock, or the inability to purchase LPG from off-island sources, could adversely affect operations. Our business has a limited ability to store LPG, and any disruption in supply may cause a depletion of LPG stocks. Disruptions in the supply of SNG or LPG, if occurring for an extended period, could materially adversely impact the business’ results of operations, cash flows, and financial condition.
Our business is subject to risks associated with volatility in the Hawaii economy.
Hawaii’s economy and demand for our business’ products are heavily influenced by economic conditions in the U.S. and Asia and their impact on tourism, including the impact of post COVID-19 demand for travel, as well as by government spending. If the decline in the tourism industry in Hawaii is sustained, or there are changes in travel behavior post COVID-19, or the local economy deteriorates, the amount of gas we sell could be negatively affected by business closures or reduced consumption, which could adversely impact the business’ financial performance. Additionally, slow, or no economic growth in Hawaii could adversely impact the amount of gas we sell to new and existing customers and reduce the level of new commercial and residential construction. A reduction in visitors to Hawaii or government activity in Hawaii, particularly military activity could also have a negative impact on our business.
Reductions in U.S. military spending could result in a reduction in demand for gas in Hawaii.
The U.S. military has a significant presence in Hawaii and is a substantial contributor to its economy. To the extent that federal spending cuts, including voluntary or mandatory cuts in U.S. military spending result in a reduced military presence in Hawaii, such reductions could reduce the demand for gas and new construction in Hawaii.
Because of its geographic location, Hawaii, and in turn our business, are subject to earthquakes, volcanos, and certain weather risks that could materially disrupt operations.
Hawaii is subject to earthquakes, volcanic activity, and certain weather risks, such as hurricanes, floods, heavy and sustained rains, and tidal waves that could materially disrupt operations. Because our properties, such as our SNG plant, SNG transmission line and several storage facilities, are close to the ocean, weather-related disruptions to operations are possible. In addition, earthquakes and volcanic activity may cause disruptions. These events could damage our assets or could result in wide-spread damage to our customers, thereby reducing the amount of gas sold and, to the extent such damages are not covered by insurance, adversely impact our results of operations, cash flows, and financial condition.
Fluctuations in commodity prices could adversely impact revenue, cost of services/goods sold, and gross margin of our business.
Our revenue is generated primarily from the re-sale of a commodity. LPG, LNG, and feedstock for the SNG plant are commodities and changes in global supply of and demand for these products can have a significant impact on costs. We have no control over commodity prices and, to the extent that these prices cannot be hedged or passed on to customers, our results of operations, cash flows, and financial condition could be adversely affected.
Depending on the terms of our contracts with suppliers, as well as the extent and success of our use of financial instruments to reduce our exposure related to volatility in the cost of LPG, changes in the market price of fuel supplies could create payment obligations that expose our business to increased liquidity risk.
We enter into commodity hedge contracts to hedge against financial risks of commodity price fluctuations of LPG purchases. Depending on the terms of the commodity hedge contracts, as well as our ability to forecast sales volumes, changes in the expected volumes sold and changes in the market price of the commodity hedge contracts could create payment obligations that adversely effect our results of operations, cash flows, and financial conditions.
Our business experiences a measure of seasonality and such seasonality may cause fluctuations in our results of operations.
Our business may generate incrementally more cash during the peak tourism periods in Hawaii between mid-December and the end of March and from mid-June through mid-September. Annualization of peak period performance could result in an overly optimistic estimate of the value of our common units.
We seek to increase our use of renewable feedstocks and to increase the percentage of RNG distributed to our customers. This initiative exposes us to new technology, supply, counterparty, and regulatory risks that could impact the performance of our business.
We are pursuing a range of renewable resources that may provide pipeline quality gas in scalable quantities. These initiatives include the current contract for recovery of biogas from the Honouliuli wastewater treatment plant and ongoing discussions with operators of additional wastewater treatment plants and landfills, and with biomass producers. Blending of RNG with existing fuels and integrating RNG into the pipeline network may present technical challenges resulting in project delays, cost overruns or pipeline disruptions. Use of RNG may also expose us to the risk of supply fluctuations due to the variability in performance of processes such as anaerobic digestion. These technical and supply risks may impact the financial performance of our business.
Energy efficiency and technology advances, as well as conservation efforts and changes in the sources and types of energy produced in the U.S. may result in reduced demand for our products and services.
Conservation and technological advances including installation of improved insulation, the development of more efficient heating and cooling devices and advances in energy generation technology, may reduce demand for certain of our products and services. During periods of high energy commodity costs, the prices of certain of our products and services generally increase, which may also lead to increased conservation. In addition, federal and/or state regulation may require mandatory conservation measures, which could also reduce demand.
The discovery and development of new and unconventional energy sources in the U.S. may drive changes in related energy product logistics chains. The location and exploitation of these new energy sources could result in the dislocation of certain portions of our business. Changes in energy supply chain logistics or trends toward increased conservation could reduce demand for our products and services and could adversely affect our results of operations, cash flows, and financial condition.

Our business is subject to environmental risks that may impact our future profitability.
Our business is subject to numerous statutes, rules and regulations relating to environmental protection and are exposed to various environmental risk and hazards, including those associated with the refining, storage, and handling of combustible products.
Materialization of these risks could result in substantial losses including personal injury, loss of life, damage or destruction of property and equipment and environmental damage. Any losses we face could be greater than insurance levels and could have an adverse effect on our financial results. We also could be subject to fines and penalties for violation of applicable environmental regulations, which could be substantial. In addition, disruptions to physical assets could reduce our ability to serve customers and adversely affect future sales and cash flows.
Failure to comply with regulations or other claims may interrupt operations and result in civil or criminal penalties, significant unexpected compliance costs and liabilities that could adversely affect the profitability of our business. These rules and regulations are subject to change and compliance with any changes could result in a restriction of the activities, significant capital expenditures, and/or increased ongoing operating costs.
We own or lease properties that have been subject to environmental contamination in the past and could require remediation for which we are or may be liable. The remediation could cost more than anticipated or could be incurred earlier than anticipated, or both. In addition, the business may discover additional environmental contamination that may require remediation at significant cost. Further, the past contamination of the properties, including by former owners or operators of such properties, could result in remediation obligations, personal injury, property damage, environmental damage, or similar claims by third parties.
We may also be required to address other prior or future environmental contamination, including soil and groundwater contamination that results from the spillage of fuel, hazardous materials, or other pollutants. Under various federal, state, and local environmental statutes, rules and regulations, a current or previous owner or operator of real property may be liable for noncompliance with applicable environmental and health and safety requirements and for the costs of investigation, monitoring, removal or remediation of hazardous materials. These laws often impose liability, whether the current owner or operator knew of, or was responsible for, the presence of hazardous materials. Persons who arrange for the disposal or treatment of hazardous materials may also be liable for the costs of removal or remediation of those materials at the disposal or treatment facility, whether or not that facility is or ever was owned or operated by that person and whether or not the original disposal or treatment activity accorded with all regulatory requirements. The presence of hazardous materials on a property could result in personal injury, loss of life, damage or destruction of property and equipment, environmental damage and/or claims by third parties that could have a material adverse effect on our results of operations, cash flows, and financial condition.
Unfavorable publicity or public perception of the industry in which we operate could adversely impact our operating results and our reputation.
Negative publicity, public, or investor perception of the energy-related industry in which we operate, including through media coverage of environmental contamination and climate change concerns, could reduce demand for our services and harm our reputation. Any reduction in demand for the services we provide or damage to our reputation could have a material adverse effect on our unit price, results of operations, cash flows, financial condition, and business prospects.
We are dependent on certain key personnel, and the loss of key personnel, or the inability to retain or replace qualified employees, could have an adverse effect on our business, results of operations, cash flows, and financial condition.
We rely on an existing management team for day-to-day operations. Consequently, our operational success, as well as the completion of our pending Merger, will depend on the continued efforts of the management team, who have extensive experience in the day-to-day operations of our business. The loss of key personnel, or the inability to retain or replace qualified employees, could have an adverse effect on our business, results of operations, cash flows, and financial condition.
Because of its geographic location and the unique economy of Hawaii, our business is subject to challenges in hiring and maintaining staff with specialized skill sets.
The changing nature of the Hawaii energy complex has had an impact on the business' staffing requirements. Volatility in feedstock prices, together with the impact of the State of Hawaii’s goals to reduce dependency on imported petroleum, requires staff with specialized knowledge of the energy sector. Because the resident labor pool in Hawaii is both small and oriented mainly to Hawaii’s basic industries, it is difficult to find individuals with these specialized skill sets. Unemployment rates in Hawaii are traditionally lower than those in the U.S. Mainland. Moreover, relocation to Hawaii is costly and often requires employees to make cultural and family adjustments not normally required in a relocation. The inability to source and retain staff with appropriate skill sets could adversely impact the performance of our business. In addition, dependence on skilled labor trades could result in constraints on growth and profitability related to competition for a limited labor pool.

Prolonged work stoppages by employees who are subject to a collective bargaining agreement could adversely affect our financial position.
As of December 31, 2021, approximately 61% of our employees were covered by collective bargaining agreements. Although we believe our employee relations to be generally good, a prolonged work stoppage, strike or other slowdown at any facility with organized labor could significantly disrupt our operations and could have a material adverse effect on our business, results of operations, cash flows, or financial condition. In addition, we cannot ensure that upon the expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms satisfactory to us. Any renegotiation of labor agreements could significantly increase our costs for wages, healthcare, and other benefits.
Our operations on the islands of Hawaii, Maui and Kauai rely on LPG that is transported from Oahu to those islands by Jones Act qualified barges and by non-Jones Act vessels from off-island ports. Disruptions to service by those vessels could adversely affect the financial performance of our business.
The Jones Act requires that all goods transported by water between U.S. ports be carried in U.S.-flag ships and that they meet certain other requirements. We have time charter agreements for the only two Jones Act qualified barges available in Hawaii capable of carrying large amounts of LPG. If the barges are unable to transport LPG from Oahu and the business is not able to secure off-island sources of LPG or obtain an exemption to the Jones Act that would permit importation of a sufficient quantity of LPG from the U.S. mainland, we could be adversely affected. If the barges require refurbishment or repair at a greater frequency than forecast, cash outflows for capital costs could adversely impact our results of operations, cash flows, and financial condition.
Generation underperformance at individual projects within our business could lead to financial penalties or contract terminations under existing off-take agreements.
Certain distributed generation projects have minimum production terms included in their respective power purchase agreements. These minimum production levels are specified in each respective contract. Failure to meet these minimum production levels, could result in liquidated damages, other financial penalties, or contract termination which could negatively impact our results of operations, cash flows, and financial condition.
Certain projects depend on electric interconnection and transmission facilities that we do not own or control and that are potentially subject to transmission constraints. If these facilities fail to provide adequate transmission capacity, the projects may be restricted in their ability to deliver electricity to customers.
Our electricity generation facilities depend on grid interconnection and transmission facilities owned and operated by others to deliver the power they produce. Certain off-taker contracts include limited provisions allowing for occasional curtailment of electricity generation due to the limitations of the electricity transmission system. Any constraints on, or the failure of, interconnections or transmission facilities could prevent us from selling power and could adversely affect our results of operations, cash flows, and financial condition.
Our business depends on counterparties, including operation and maintenance ("O&M") providers and power purchasers, performing in accordance with their agreements. If they fail to so perform, our business could incur losses of revenue or additional expenses and business disruptions.
Counterparties to long-term agreements with our business may not meet their obligations in accordance with such agreements. Should they fail to perform for any reason, we may be required to seek replacement service providers and customers. The failure of any of the parties to perform in accordance with these agreements could adversely affect our results of operations, cash flows, and financial condition.
Development and investment in our business involves various construction, operational, and regulatory risks that could materially adversely affect our financial results.
The development, construction, operation, and maintenance of our business involve various risks including, mechanical and structural failure, accidents, labor issues, or the failure of technology to perform as anticipated. Events outside our control, such as economic developments, changes in the prices of inputs, or governmental policy changes, could materially reduce the revenues generated or increase the expenses of constructing, operating or maintaining our business. Degradation of the performance of our infrastructure installations may reduce our revenues. Unanticipated capital expenditures associated with maintaining, upgrading, or repairing our infrastructure installations may reduce our profitability. We may also choose or be required to decommission a project or other asset. The decommissioning process could be protracted and result in significant financial and/or regulatory obligations or other uncertainties.
Our business may also face construction risks, including, without limitation:
•labor disputes, work stoppages, or shortages of skilled labor;

•shortages of fuels or materials;
•slower than projected construction progress and the unavailability or late delivery of necessary equipment;
•delays caused by or in obtaining the necessary regulatory approvals or permits;
•adverse weather conditions and unexpected construction conditions;
•accidents or the breakdown or failure of construction equipment or processes;
•difficulties in obtaining suitable or adequate financing; and
•catastrophic or force majeure events such as explosions, fires and terrorist activities, and other similar events beyond our control.
Such developments could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of construction activities once undertaken. Construction costs may exceed estimates for various reasons, including inaccurate engineering and planning, higher than anticipated labor and building material costs, and unanticipated problems with project start-up. Such unexpected increases may result in increased debt service costs and/or funds being insufficient to complete construction. New infrastructure installations under development may generate little or no cash flow through the date of completion of development and may experience operating deficits after the date of completion. In addition, market conditions may change during construction and make such development less attractive than at the time it was commenced. Any events of this nature could severely delay or prevent the completion of, or significantly increase the cost of, the construction. In addition, there are risks inherent in the construction work which may give rise to claims or demands against us from time to time. Delays in the completion of any project may result in lost revenues or increased expenses.
Warranties provided by our suppliers and contractors may be limited or insufficient to compensate our losses or may not cover the nature of our losses incurred.
We expect to benefit from various warranties, including product quality and performance warranties, provided by our suppliers and contractors. These suppliers and contractors, however, may file for bankruptcy, cease operations, or otherwise become unable or unwilling to fulfill their warranty obligations. Even if a supplier fulfills its warranty obligations, the warranty may not be enough to compensate us for our losses. In addition, the warranty period generally expires several years after the date that the equipment is delivered or commissioned and is subject to liability limits. Where damages are caused by defective products provided by our suppliers or construction services delivered by our contractors, our suppliers or contractors may be unable or unwilling to perform their warranty obligations as a result of their financial condition or otherwise, or if the warranty period has expired or a liability limit has been reached, there may be a reduction or loss of warranty protection for the affected projects, which could have a material adverse effect on our business’ results of operations, cash flows, and financial condition.
Security breaches or interruptions in our information technology systems, the loss or misappropriation of confidential information, or cyber-attacks on our facilities or those of third parties on which we rely, could materially adversely affect our business.
We rely on information technology networks and systems to process, transmit, and store electronic information used to operate our business, make operational decisions, and manage inventory. The information technology we use, as well as the information technology systems used by our Manager and third-party providers, could be vulnerable to security breach, damage or interruption from computer viruses, cyber-attacks, cyber terrorism, natural disasters, or telecommunications failures. If our technology systems, or those of our Manager or third-party providers, were to fail or be breached and we were unable to restore them in a timely manner, we may be unable to maintain critical business functions and/or confidential data could be compromised, we may incur substantial repair or replacement costs and/or our reputation could be damaged. The occurrence of any of these could have a material adverse effect on our business, results of operations, cash flows, and financial condition.
We transmit confidential credit card information by way of secure private retail networks and rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission and storage of confidential information, such as customer credit card information. Any material failure by us to achieve or maintain compliance with the Payment Card Industry security requirements or to rectify a security issue may result in fines and the imposition of restrictions on our ability to accept credit cards as a form of payment. Any loss, disclosure or misappropriation of, or access to, customers’, employees’ or business partners’ information or other breach of our information security can result in legal claims or legal proceedings, including regulatory investigations and actions, may have a negative impact on our reputation, could result in loss of customers, could lead to regulatory enforcement actions against us, and could materially adversely affect our business, results of operations, cash flows, and financial condition.
If our information technology systems, or the information technology systems of third parties on which we rely, cease to function properly or our cybersecurity is breached, we could suffer disruptions to our normal operations including: (i) unauthorized access to our facilities or a cyber-attack on our automated systems, or the power grids or communications networks we use, that could cause operational disruption and potential environmental hazards; (ii) a cyber-attack on third-party transportation systems that could result in supply chain disruptions, or prevent our business from transporting product to our customers; and (iii) a cyber-attack on power generation facilities or refineries that could significantly impact prices and demand in the commodities markets. Any of these events could materially adversely affect our operating results. Additionally, certain cyber incidents may remain undetected for an extended period. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.
Regulatory and Governmental Risks
Our utility operations are subject to regulation by the HPUC and actions by the HPUC or changes to the regulatory environment may constrain the operation or profitability of the business.
The HPUC regulates all public service companies operating in Hawaii. The HPUC prescribes rates, tariffs, charges and fees; determines the allowable rate of return on equity; issues guidelines concerning the general management of utility businesses and acts on requests for the acquisition, sale, disposition or other exchange of utility properties, including mergers and consolidations.
Any adverse decision by the HPUC concerning the level or method of determining utility rates, the items and amounts that may be included in the rate base, the returns on equity or rate base, the potential consequences of exceeding or not meeting such returns, or any prolonged delay in rendering a decision in a rate or other proceeding, could have an adverse effect on our business.
On November 25, 2020, the HPUC initiated further proceedings consistent with the Hawaii Supreme Court’s order remanding the rate case for consideration, among other things, of greenhouse gas emission occurring outside the state's borders. We cannot predict the timing or outcome of this proceeding, or the effects of that outcome on our business.
Natural gas has increasingly been the subject of political and public scrutiny, including a desire by some to further limit or eliminate reliance on natural gas as an energy source. The enactment of state legislation in 2018 requiring Hawaii to be carbon neutral by 2045 or a potential Renewable Portfolio Standard ("RPS") for utility gas usage or supply, similar to the one implemented for electric utility generation, could result in supply disruptions, increased energy costs to ratepayers or a negative impact on the future financial performance of our business.
The Hawaii legislature or municipal governments could impose a gas RPS, enact other restrictive legislation or impose changes to building codes, which may result in increased energy costs to the business and its customers (i.e. the cost of finding new renewable fuel supplies or developing new technologies could be prohibitive), in supply disruptions and/or in restriction of existing and future business. Similar impacts could result from the enactment of the carbon neutrality legislation in 2018.
Our income may be adversely affected if additional compliance costs are required as a result of new safety, health, and/or environmental regulation.
Our business is subject to federal, state, and local safety, health, and environmental laws and regulations. These laws and regulations affect many aspects of their operations and are modified frequently. There is a risk that our business may not be able to comply with some aspect of these laws and regulations, resulting in fines or penalties. Additionally, if new laws and regulations are adopted or if interpretations of existing laws and regulations change, we could be required to increase capital spending and/or incur increased operating expenses to comply. Because the regulatory environment changes frequently, we cannot predict when or how we may be affected by such changes. Emissions and other compliance testing technologies continue to improve, which may result in more stringent, targeted environmental regulations, and compliance obligations in the future, the costs of which could be material and adversely affect our results of operations, cash flows, and financial condition.
Our business is dependent on our contractual and regulatory relationships with government entities that may have significant leverage over us. Government entities may be influenced by political considerations to take actions adverse to us.
Our business generally is, and will continue to be, subject to substantial regulation by governmental agencies. In addition, our business relies on obtaining and maintaining government permits, licenses, concessions, leases, or contracts. Government entities, due to the wide-ranging scope of their authority, have significant leverage over us in their contractual and regulatory relationships with us that they may exercise in a manner that causes delays in the operation of our business or pursuit of our strategy, or increased administrative expense. Furthermore, government operating requirements, permits, licenses, concessions, leases, and contracts are generally very complex, and may result in periods of non-compliance, or disputes over interpretation or enforceability. If we fail to comply with these regulations or contractual obligations, we could be subject to financial penalties or we may lose our rights to operate the affected business, or both. Where our ability to operate is subject to a concession or lease from government entities, the concession or lease may restrict our ability to operate in a way that maximizes cash flows and profitability. Further, our ability to grow may require consent of numerous government regulators. Increased regulation restricting the ownership or management of U.S. assets by non-U.S. persons, given the non-U.S. ultimate ownership of our Manager, may limit our ability to pursue acquisitions. Any such regulation may also limit our Manager’s ability to continue to manage our operations, which could cause disruption to our business and a decline in our performance. In addition, any required government consents may be costly to seek and we may not be able to obtain them. Failure to obtain any required consents could limit our ability to grow.
Our contracts with government entities may also contain clauses more favorable to the government counterparty than a typical commercial contract. For instance, a lease, concession, or general service contract may enable the government to terminate the agreement without adequate compensation. In addition, government counterparties also may have the discretion to change or increase regulation of our operations, or implement laws or regulations affecting our operations, separate from any contractual rights they may have. Governments have considerable discretion in implementing regulations that could impact these businesses. Governments may be influenced by political considerations to take actions that may hinder the efficient and profitable operation of our business.
Many of our contracts, especially those with government entities or quasi-governmental entities are long-term contracts. These long-term contracts may be difficult to replace if terminated. In addition, buy-out or other early termination provisions could adversely affect our results of operations, cash flows, and financial condition if exercised before the end of the contract.
Government agencies may determine the prices we charge and may be able to restrict our ability to operate our businesses to maximize profitability.
We are subject to rate regulation in respect of our regulated utility in Hawaii. We may also face fees or other charges over which we have no control that increase our costs. We may be subject to increases in fees or unfavorable price determinations that may be final with no right of appeal or that, despite a right of appeal, could result in our profits being negatively affected. In addition, we may have very little negotiating leverage in establishing contracts with government entities, which may decrease the prices that we otherwise might be able to charge or the terms upon which we provide products or services. Businesses we may acquire in the future may also be subject to rate regulation or similar negotiating limitations.
Failure to comply with government regulations could result in loss of franchise contract terminations or we may be unable to enter into future government contracts.
Our regulated utility business is the only gas distribution franchise in Hawaii and is subject to significant regulation. The HPUC prescribes rates, tariffs, charges and fees; determines the allowable rate of return on equity; issues guidelines concerning the general management of utility businesses and acts on requests for the acquisition, sale, disposition or other exchange of utility properties, including mergers and consolidations. If we fail to comply with any of these regulations, requirements, or statutes we could lose the franchise.
From time to time, we sign government contracts that are subject to various uncertainties, restrictions, and regulations which could result in withholding or delay of payments. In addition, government contracts are subject to specific regulations as well as various statutes related to employment practices, environmental protection, recordkeeping, and accounting. These regulations and laws impact how we transact business with governmental clients and, in some instances, impose significant costs on business operations. If we fail to comply with any of these regulations, requirements or statutes, our existing government contracts could be terminated, and we could be temporarily or permanently barred from government contracting or subcontracting. If one or more of our government contracts are terminated or if we are barred from government contract work, or if reimbursement of our cost is disallowed, we could suffer a significant reduction in expected revenue and profits.
Delays in the government budget process or a government shutdown may adversely affect our operating results.
We provide services to government customers, often under long-term contracts. Any delay in the federal or state government budget process or a federal or state government shutdown may result in our incurring substantial costs without reimbursement under service contracts that we may have with government customers for extended periods. In addition, our business relies on obtaining and maintaining government permits, licenses, concessions, and leases. Governmental budget delays or government shutdowns could also negatively impact our ability to timely obtain approvals and consents needed to operate and grow our business. Any of these consequences could have an adverse impact on our operating results.
Climate change, climate change regulations, and greenhouse effects may adversely impact our operations and markets.
Climate change and the outcome of federal and state actions to address global climate change could result in significant new regulations, additional changes to fund energy efficiency activities, or other regulatory actions. These actions could increase the cost of operating our business, reduce the demand for our products and services, and impact the prices we charge our customers, any or all of which could adversely affect our results of operations. In addition, climate change could make severe weather events more frequent and increase the likelihood of capital expenditures to replace damaged physical property at our business.

Restrictions on emissions of methane or carbon dioxide that may be imposed could adversely impact the demand for, price of, and value of our products. As our operations also emit greenhouse gases directly, current and future laws or regulations limiting such emissions could increase our own costs. Future laws or regulations addressing greenhouse gas emissions could adversely impact our business.
Risks Related to Having an External Manager
We are subject to the terms and conditions of the Management Services Agreement and Disposition Agreement between us and our Manager, which limit our ability to take certain actions and may make strategic transactions more costly.
We cannot unilaterally amend the Management Services Agreement between us and our Manager. Changes in the compensation of our Manager, certain rights held by our Manager or other components of the Management Services Agreement require the approval of our Manager and limit our ability to make changes that could be beneficial to equity holders generally without the consent of our Manager.
On October 30, 2019, we signed a Disposition Agreement with our Manager to facilitate our pursuit of strategic alternatives (see Exhibit 10.3 of this Form 10-K). Outside of this agreement, we do not have the ability to terminate the Management Services Agreement other than in limited circumstances. The Disposition Agreement will terminate on the earlier to occur of (i) the termination of the Management Services Agreement and (ii) the sixth anniversary of the Disposition Agreement, subject to extension under certain circumstances if a transaction is pending.
Our Manager owns a significant portion of our outstanding common units. A sale of all or a portion of the common units owned by our Manager could be interpreted by the equity markets as a lack of confidence in our prospects.
Our Manager, in its sole discretion, determines whether to reinvest base management and performance fees, if any, in common units and whether to hold or sell those securities. Reinvestment of base management and performance fees, if any, in additional common units would increase our Manager’s ownership stake in our Company. On December 31, 2021, our Manager owned 16.66% of our outstanding common units. Our Manager has sold and could from time to time sell the common units that it acquires via reinvestment of fees. If our Manager decides to sell any of its common units in our Company, such sales may be interpreted by some market participants as a lack of confidence in our Company and put downward pressure on the market price of our common units. Sales of common units by our Manager would increase the supply and could decrease the price if demand is insufficient to absorb such sales.
Outside of the construct created by our pursuit of strategic alternatives, and the execution of the Disposition Agreement, certain provisions of our Management Services Agreement, articles of organization, and operating agreement would otherwise make it difficult for third parties to acquire control of our Company and could deprive investors of the opportunity to obtain a takeover premium for their shares of common units.
Subject to terms of the Disposition Agreement, there are limited circumstances in which our Manager can be terminated under our Management Services Agreement. The Management Services Agreement provides that in circumstances where our common units ceases to be listed on a recognized U.S. exchange as a result of the acquisition of our common units by third parties in an amount that results in our common units ceasing to meet the distribution and trading criteria on such exchange or market, our Manager has the option to either propose an alternate fee structure and remain as our Manager or resign, terminate the Management Services Agreement upon 30 days’ written notice and be paid a substantial termination fee. The termination fee payable on our Manager’s exercise of its right to resign as our Manager subsequent to a delisting of our common units could delay or prevent a change in control that may favor our equity holders. Furthermore, in the event of such a delisting, any proceeds from the sale, lease, or exchange of a significant amount of assets must be reinvested in new assets of our Company, subject to debt repayment obligations. We would also be prohibited from incurring any new indebtedness or engaging in any transactions with equity holders or our affiliates without the prior written approval of our Manager. These provisions could deprive equity holders of opportunities to realize a premium on the common units owned by them. The Disposition Agreement provides that the Management Services Agreement will terminate as to any businesses, or substantial portions thereof, that are sold, and certain payments will be made to our Manager in connection therewith.
Our operating agreement contains provisions that could have the effect of making it more difficult for a third-party to acquire, or discouraging a third-party from acquiring, control of our Company. These provisions include:
•restrictions on our ability to enter into certain transactions with our major equity holders, with the exception of our Manager;
•allowing only our Board to fill vacancies, including newly created directorships, and requiring that directors may be removed with or without cause by a common unit holder vote of 66 2/3%;
•requiring that only the chairman or Board may call a special meeting of our common unit holders;
•prohibiting common unit holders from taking any action by written consent;

•establishing advance notice requirements for nominations of candidates for election to our Board or for proposing matters that can be acted upon by our equity holders at an common unit holders’ meeting; and
•having a substantial number of additional common units authorized but unissued.
Our Manager’s decision to reinvest its monthly base management fees and quarterly performance fees, if any, in common units or retain the cash will affect equity holders differently.
Our Manager is paid a base management fee based on our market capitalization and potentially performance fees based on the total return generated relative to a U.S. utilities index benchmark. Our Manager, in its sole discretion, may elect to retain base management fees and performance fees, if any, paid in cash or to reinvest such payments in additional common units. In the event our Manager chooses not to reinvest the fees to which it is entitled in additional common units, the amount paid will reduce the cash that may otherwise be distributed as a dividend to all equity holders or used in our Company’s operations. In the event our Manager chooses to reinvest the fees to which it is entitled in additional common units, effectively returning the cash to us, such reinvestment and the issuance of new common units will dilute existing equity holders by the increase in the percentage of common units owned by our Manager. Either option may adversely impact the market for our common units.
In addition, our Manager has typically elected to invest its fees in common units, and, unless otherwise agreed with us, can only change this election during a 20-trading day window following our earnings release. Any change would apply to fees incurred thereafter. Accordingly, equity holders would generally have notice of our Manager’s intent to receive fees in cash rather than reinvest before the change was effective.
Our Manager is not required to offer all acquisition opportunities to us and may offer such opportunities to other entities. Our management may waive investment opportunities presented by our Manager.
Pursuant to our Management Services Agreement, we have first priority ahead of all current and future funds, investment vehicles, separate accounts, and other entities managed by our Manager or by members of the Macquarie Group with respect to four specific types of acquisition opportunities within the United States. These include FBOs, airport parking, district energy, and “user pays”, contracted, and regulated assets that represent an investment of greater than AUD $40 million. Other than these types of opportunities, our Manager does not have an obligation to offer to us any particular acquisition opportunities, even if they meet our investment objectives, and our Manager and its affiliates can offer any or all other acquisition opportunities on a priority basis or otherwise to current and future funds, investment vehicles, and accounts sponsored by our Manager or its affiliates. We may compete with these entities for investment opportunities, and there can be no assurance that we will prevail with respect to such investments.
In addition, our management may determine not to pursue investment opportunities presented to us by our Manager, including those presented on a priority basis. If our management waives any such opportunity, our Manager and its affiliates may offer such opportunity to any other entity, including any entities sponsored or advised by members of the Macquarie Group. As such, not every acquisition opportunity presented to us by our Manager may be pursued by us and may ultimately be presented to entities with whom we compete for investments.
Our Manager can resign with 90 days’ notice, and our CEO or CFO could be removed by our Manager, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations, which could adversely affect our financial results and negatively impact the market price of our common units.
Our Manager has the right, under the Management Services Agreement, to resign at any time with 90 days’ notice, whether we have found a replacement manager or not. In addition, our Manager could re-assign or remove our CEO and/or our CFO from their positions and responsibilities at our Company without our Board's approval and with little or no notice. If our Manager resigns or our CEO and/or CFO are removed, we may not be able to find a new external manager or hire internal management with similar expertise within 90 days to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so, our operations are likely to experience a disruption, our financial results could be adversely affected, perhaps materially, and the market price of our common units may decline substantially. In addition, the coordination of our internal management, acquisition activities, and supervision of our businesses is likely to suffer if we were unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Manager and its affiliates.
Furthermore, if our Manager resigns, we and our subsidiaries will be required to cease use of the Macquarie brand and change their names to remove any reference to “Macquarie”. This may cause the value of our Company and the market price of our common units to decline.
Our externally managed model may not be viewed favorably by investors.
We are externally managed by a member of the Macquarie Group. Our Manager receives a fee for the corporate headquarters functions it provides including the compensation of our management team and those who provide services to us on a shared basis, health and welfare benefits, the provision of facilities, technology, and insurance (other than directors and officers). The fee is based on our equity market capitalization and thus increases as we grow. The size of the fee may bear no direct correlation with the actual cost of providing the agreed upon services and may be higher than the cost of managing our Company internally. Per the terms of the Management Services Agreement with our Manager, the current default election for satisfying any base management or performance fees, if any, to which our Manager may be entitled is the issuance of additional common units. To the extent fees continue to be reinvested in our common units, all equity holders will be diluted.
Our Manager’s affiliation with Macquarie Group Limited and the Macquarie Group may result in conflicts of interest or a decline in the market price of our common units.
Our Manager is an affiliate of Macquarie Group Limited and a member of the Macquarie Group. From time to time, we have entered into, and in the future, we may enter into, transactions and relationships involving Macquarie Group Limited, its affiliates, or other members of the Macquarie Group. Such transactions have included and may include, among other things, the entry into debt facilities and derivative instruments with members of the Macquarie Group serving as lender or counterparty, and financial advisory or equity and debt underwriting services provided to us by the Macquarie Group.
Although our Audit Committee, all of the members of which are independent directors, is required to review and approve in advance of any related party transactions, including those involving members of the Macquarie Group or its affiliates, the relationship of our Manager to the Macquarie Group may result in conflicts of interest.
In addition, as a result of our Manager’s being a member of the Macquarie Group, negative market perceptions of Macquarie Group Limited generally or of Macquarie’s infrastructure management model, or Macquarie Group statements or actions with respect to other managed vehicles, may affect market perceptions of us and cause a decline in the price of our common units unrelated to our financial performance and prospects.
In the event of the underperformance of our Manager, we may be unable to remove our Manager, which could limit our ability to improve our performance and could adversely affect the market price of our common units.
Under the terms of the Management Services Agreement, our Manager must significantly underperform for the Management Services Agreement to be terminated. Our Board cannot remove our Manager unless:
•our common units underperforms a weighted average of two benchmark indices by more than 30% in relative terms and more than 2.5% in absolute terms in 16 out of 20 consecutive quarters prior to and including the most recent full quarter, and the holders of a minimum of 66.67% of our common units (excluding any common units owned by our Manager or any affiliate of our Manager) vote to remove our Manager;
•our Manager materially breaches the terms of the Management Services Agreement and such breach has been unremedied within 60 days after notice;
•our Manager acts with gross negligence, willful misconduct, bad faith or reckless disregard of its duties in carrying out its obligations under the Management Services Agreement, or engages in fraudulent or dishonest acts; or
•our Manager experiences certain bankruptcy events.
Our Board cannot remove our Manager unless the market performance of our common units also significantly underperforms the benchmark index. If we were unable to remove our Manager in circumstances where the absolute market performance of our common units does not meet expectations, the market price of our common units could be negatively affected.
Risks Related to Ownership of Our Common Units
The market price and marketability of our common units may from time to time be significantly affected by numerous factors beyond our control, which may adversely affect our ability to raise capital through future equity financings.
The market price of our common units may fluctuate significantly. Many factors that are beyond our control may significantly affect the market price and marketability of our common units and may adversely affect our ability to raise capital through equity financings should we need or want to do so. These factors include, but are not limited to:
•any developments impacting our ability to consummate the Merger;
•significant volatility in the market price and trading volume of securities of Macquarie Group Limited and/or vehicles managed by the Macquarie Group or branded under the Macquarie name or logo;
•significant volatility in the market price and trading volume of securities of registered investment companies, business development companies, or companies in our sector;
•changes in our earnings or variations in operating results;

•publications by ratings agencies;
•any shortfall in EBITDA excluding non-cash items or Free Cash Flow from levels expected by us or by securities analysts;
•changes in regulatory policies or tax law;
•operating performance of companies comparable to us;
•loss of funding sources; and
•substantial sales of our common units by our Manager or other significant equity holders.
Actions of activist equity holders could have an adverse impact on the value of our securities.
We value constructive input from our equity holders and the investment community. However, there is no assurance that the actions taken by our Board and management in seeking to maintain constructive engagement with our equity holders will be successful. Certain of our equity holders may express views with respect to the operation of our business, our business strategy, corporate governance considerations or other matters that are contrary to ours. Responding to these, or to actions that may be taken by activist equity holders can be costly and time-consuming, disruptive to our operations, and divert the attention of management and our employees. The perceived uncertainties as to our strategy as a result of the actions of activist equity holders could affect the market price of our securities, result in the loss of potential business opportunities, and make it more difficult to attract and retain qualified personnel, board members, and business partners.
The price of our common units may be vulnerable to actions of market participants whose strategies may not involve buying and holding our securities in pursuit of an attractive return.
Our common units have been the subject of short selling efforts by certain market participants. Short sales are transactions in which a market participant borrows, then sells a security that it does not own. The market participant is obligated to replace the security borrowed by purchasing the security at or before the time the security is recalled. If the price at the time of replacement/recall is lower than the price at which the security was originally sold by the market participant, then the market participant will realize a gain on the transaction. Thus, it is in the market participant’s interest for the price of the security to decline during the period up to the time of replacement/recall.
Previous short selling efforts have had an impact on, and may in the future impact, the value of our common units in an extreme and volatile manner to our detriment and the detriment of our equity holders. In addition, market participants have published, and may in the future publish, negative, inaccurate, or misleading information regarding our Company and our management team. We believe that the publication of such information has led, and may in the future lead to, significant downward pressure on the price of our common units to our detriment and the further detriment of our equity holders. These and other efforts by certain market participants to unduly influence the price of our common units for financial gain may cause value of our equity holders’ investments to decline, may make it more difficult for us to raise equity capital when or if needed without significantly diluting existing equity holders, and may reduce demand from new investors to purchase our common units.
We previously identified a material weakness in our internal control over financial reporting, and the failure to maintain an effective system of internal controls in the future could result in loss of investor confidence and adversely impact our common unit price.
Effective internal controls are necessary for us to provide reliable and accurate financial statements. If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process, and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could cause investors to lose confidence in our reported financial information and have a negative effect on the price of our common units and our access to capital. In addition, implementing any appropriate changes to internal controls will result in additional expenses.
Our reported Income per Unit, as defined under GAAP, does not reflect the cash generated by our business and may result in unfavorable comparisons with other businesses.
We own and invest in high-value, long-lived assets that generate substantial amounts of depreciation and amortization. Depreciation and amortization are non-cash expenses that serve to reduce reported income per unit. We pay our Manager base management fees and may pay performance fees both of which may be reinvested in additional common units thereby rendering them a non-cash expense. Whether the fees are settled in cash or reinvested in additional common units, they have the effect of reducing income per unit. As a result, our financial performance may appear to be substantially worse compared with other businesses. To the extent that our results appear to be worse, we may have relatively greater difficulty attracting investors in our common units.

Our total assets include a substantial amount of goodwill and other intangible assets. The write-off of a significant portion of intangible assets would negatively affect our reported earnings.
Our total assets reflect a substantial amount of goodwill and other intangible assets. On December 31, 2021, goodwill and other intangible assets, net, represented approximately 23% of our total assets. Goodwill and other intangible assets were generated primarily through the acquisition of Hawaii Gas. Other intangible assets consist of trade names. On at least an annual basis, we assess whether there has been any impairment in the value of goodwill and other intangible assets or when there are triggering events or circumstances. If the carrying value of the tested asset exceeds its estimated fair value, impairment is deemed to have occurred. In that event, the intangible is written down to fair value. Under current accounting rules, this would result in a charge to reported earnings. Impairments requiring the write-off of a significant portion of goodwill or other intangible assets would negatively affect our reported earnings and total capitalization and could be material. In addition, the ongoing impact of the pandemic on our business could cause an impairment to goodwill or long-lived assets of the Company.
Our total assets include a substantial amount of intangible assets and fixed assets. The depreciation and amortization of these assets may negatively impact our reported earnings.
The high level of intangible and physical assets written up to fair value upon acquisition generates substantial amounts of depreciation and amortization. These non-cash items serve to lower net income as reported in our consolidated statement of operations as well as our taxable income. The generation of net losses or relatively small net income may contribute to a net operating loss ("NOL") carryforward that can be used to offset current taxable income in future periods. However, the continued reporting of little or negative net income may adversely affect the attractiveness of our Company to some potential investors and may reduce the market for our common units.
Risks Related to Taxation
The current treatment of qualified dividend income and long-term capital gains under U.S. federal income tax law may be changed in the future.
Under current law, qualified dividend income and long-term capital gains are taxed to non-corporate investors at a maximum U.S. federal income tax rate of 20%. In addition, certain holders that are individuals, estates, or trusts are subject to 3.8% surtax on all or a portion of their “net investment income,” which may include all or a portion of their dividend income and net gains from the disposition of our common units. This tax treatment may be adversely affected, changed or repealed in the future and may affect market perceptions of our Company and the market price of our common units could be negatively affected.
The treatment of depreciation and other tax deductions under current U.S. federal income tax law may be adversely affected, changed, or repealed in the future.
Under current law, certain capital expenditures are eligible for accelerated depreciation, including 100% bonus depreciation for qualifying assets purchased and placed in service after September 27, 2017 and prior to January 1, 2023, for U.S. federal income tax purposes. In addition, certain other expenses are eligible to be deducted for U.S. federal income tax purposes. This tax treatment may be adversely affected, changed, or repealed by future changes in tax laws at any time, which may affect market perceptions of our Company and the market price of our common units could be negatively affected.
Our Company could be adversely affected by changes in tax laws and/or changes in the interpretation of existing tax laws.
We are subject to various taxing regimes, including federal, state, local and foreign taxes such as income, excise, sales/use, payroll, franchise, property, gross receipts, withholding, and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations or the interpretation thereof are continuously being enacted or proposed and could result in increased expenditures for tax in the future and could have a material adverse effect on our Company’s results of operations, cash flows, and financial condition.
Our property taxes could increase due to reassessment or property tax rate changes.
We are required to pay real property taxes in respect of our properties and such taxes may increase as our properties are reassessed by taxing authorities or as property tax rates change. An increase in the assessed value of our properties or our property tax rates may not be passed along to our customers and could adversely impact our results of operations, cash flows, and financial condition.
Our Company is subject to examinations and challenges by taxing authorities.
Periodic examinations or audits by taxing authorities could increase our tax liabilities and result in the imposition of interest and penalties. If challenges arising from such examinations and audits are not resolved in our Company’s favor, they could have a material adverse effect on our Company’s results of operations, cash flows, and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We own real property and equipment including the SNG plant on Oahu and the land on which it sits; several LPG storage yards on islands other than Oahu; approximately 1,100 miles of underground piping, of which approximately 900 miles are on Oahu; and a 22-mile transmission pipeline from the SNG plant to Pier 38 in Honolulu. For more information regarding our operations, see “Our Business — Fuel Supply, SNG Plant, and Distribution System” in Part I, Item 1. In general, the assets of our business, including real property, are pledged to secure the financing arrangements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Part II, Item 7, for a further discussion of these financing arrangements.

ITEM 3. LEGAL PROCEEDINGS
There are no legal proceedings pending that we believe will have a material adverse effect on us. We are involved in ordinary course legal, regulatory, administrative, and environmental proceedings that are incidental to our business. Typically, expenses associated with these proceedings are covered by insurance.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our units are traded on the NYSE under the symbol “MIC”. As of February 18, 2022, we had 88,416,085 units issued and outstanding that we believe were held by approximately 210 holders of record.
The following graph compares the Company's total return to the total return of the MSCI U.S. Utilities Index and to the Russell 1000 Index for the period January 1, 2017 through December 31, 2021. The MSCI U.S. Utilities Index is the benchmark against which the Company's total return (distributions plus capital appreciation) is measured when determining the generation of a performance fee.

260
240
220
200
180
160
140
120
100
80
60
40
20
-
Index Levels
Russell 1000
MSCI US Utilities Index
MIC
Jan-17
Jul-17
Jan-18
Jul-18
Jan-19
Jul-19
Jan-20
Jul-20
Jan-21
Jul-21
Jan-22
MIC
Russell 1000
MSCI US Utilities Index

Securities Authorized for Issuance Under Equity Compensation Plans
The table below sets forth information with respect to shares authorized for issuance as of December 31, 2021:

Plan Category	Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1) (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Under Column (a)) (c)
Equity compensation plans approved by unitholders	2014 Independent Directors Equity Plan(2)	—	$—	227,832
	2016 Omnibus Employee Incentive Plan(3)	1,306,535	—	7,137
Total		1,306,535	$—	234,969

(1)Represents the number of units issuable upon the vesting of director stock units pursuant to our 2014 Independent Directors Equity Plan ("2014 Plan") and restricted and performance stock units pursuant to our 2016 Omnibus Employee Incentive Plan ("2016 Plan").
(2)The 2014 Plan provides for the grant of director stock units. During the quarter ended June 30, 2021, the number of units available under the 2014 Plan was increased by 70,668 in accordance with the terms of the Plan as a result of the special dividend paid in connection with the IMTT Transaction. The maximum number of units available for issuance under the 2014 plan is 370,668. Only our Company’s independent directors are eligible under the 2014 Plan. Each director stock unit is an unsecured promise to transfer one unit on the settlement date, subject to satisfaction of the applicable terms and conditions. The units vest on the day prior to the following year’s annual meeting.
(3)The 2016 Plan provides for the grant of equity awards covering up to 1,500,000 common units. The employees, consultants, and others who provide service for our Company are eligible under the 2016 Plan. Types of awards include stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, cash-based awards, and other stock-based awards. Equity awards under the 2016 Plan generally vest no earlier than the first anniversary of the date of grant.
Subsequent to December 31, 2021, the number of units available increased to 2,481,999 and 19,259,340 under the 2014 Plan and 2016 Plan, respectively, in accordance with the terms of the Plans. The increase to the 2014 Plan is a result of the one-time distribution in connection with the AA Transaction. The increase to the 2016 Plan is a result of the special dividend paid in connection with the IMTT Transaction and the one-time distribution in connection with the AA Transaction.
Distribution Policy
Historically, we have used most of the distributable cash flow to support the payment of quarterly dividends. On April 2, 2020, in response to the effects of COVID-19 on the performance and prospects of our businesses, we suspended our quarterly cash dividend. On December 23, 2020, following the successful completion of the IMTT Transaction, our Board authorized the payment of a special dividend of $11.00 per unit in cash comprising the proceeds from the IMTT Transaction after paying or reserving for capital gains taxes, transaction costs, a Disposition Payment, and the retirement holding company level debt. On September 23, 2021, following the successful completion of the AA Transaction, our Board authorized the payment of a one-time distribution of $37.386817 per unit in cash paid out of the proceeds of the AA Transaction.
As a result of the completion of and distribution of certain proceeds from the AA Transaction in September 2021 and the signing of the Merger in June 2021, we do not expect to pay further distributions.
Historical Distributions
Since January 1, 2020, MIH has paid or declared the following distributions:

Declared	Period Covered	$ per Unit	Record Date	Payable Date
September 23, 2021	(1)	$37.386817	October 4, 2021	October 7, 2021
December 23, 2020	(2)	11.00	January 5, 2021	January 8, 2021
February 14, 2020	Fourth quarter 2019	1.00	March 6, 2020	March 11, 2020

(1)One-time distribution declared and paid out of the proceeds from the AA Transaction. Units of MIH traded with "due bills" attached through October 7, 2021 and traded ex-distribution on October 8, 2021.
(2)Special dividend declared and paid out of the proceeds from the IMTT Transaction. Units of MIH traded with “due-bills” attached through January 8, 2021 and traded ex-dividend on January 11, 2021.
Tax Treatment of 2021 Distributions
We have determined that 48.4% of the distributions made to the date of the restructure were characterized as dividends for U.S. federal income tax purposes. Holders of MIH common units are encouraged to seek their own tax advice regarding their investment in MIH.
ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of the financial condition and results of operations of Macquarie Infrastructure Holdings, LLC should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere herein.
Recent Developments
HPUC Integrated Resource Plan Order
As anticipated, in January 2022, the HPUC issued an order requiring us to develop an Integrated Resource Plan ("IRP") in accordance with the HPUC’s Framework for Integrated Resource Planning and to file an IRP Report and Action Plan in the first quarter of 2023. The IRP will set out how we intend to meet near- and long-term energy objectives and satisfy customer needs consistent with the State’s energy policies and our goals of doing so in a safe, reliable, and cost-effective manner. We are currently reviewing the order. Under the Framework, we are entitled to recover all appropriate and reasonable integrated resource planning and implementation costs, as approved by the HPUC.
Results of Operations
Our business includes Hawaii Gas and smaller operations collectively engaged in efforts to reduce the cost and improve the reliability and sustainability of energy in Hawaii. We generate revenue primarily from the provision of gas to commercial, residential, and governmental customers and the generation of power.
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
We continue to closely monitor the effects of COVID-19 and are actively managing our response by placing a priority on the health and safety of our employees and their families, contractors, customers, and the broader communities in which we operate. Our business' operations are classified as providers of essential services, are fully operational, and are adhering to pandemic response plans and are following guidance from the Centers for Disease Control and Prevention ("CDC") as well as federal, state, and local governments with respect to conducting operations safely.
In addition to standard operating procedures designed to maintain safe operations, we have implemented additional measures including: (i) work from home and related travel policies; (ii) enhanced cleaning and disinfecting of facilities; (iii) limited interactions between employees and customers through social distancing; (iv) mandated use of personal protective equipment by employees; and (v) education of customers on alternative payment and customer care options as a means of limiting interactions with employees. Management is engaged in ongoing communications with employees, customers, vendors, lenders, and other stakeholders apprising them of the business' response to the pandemic. We believe our staff and customers of our business can access our facilities safely and in compliance with relevant directives.
Visitor arrivals to Hawaii, the primary driver of increases in demand for gas in Hawaii, improved sequentially in the fourth quarter of 2021 as increased visitor confidence levels due to the availability of COVID-19 vaccines and a relatively low level of infections in the islands combined to create an attractive environment for visitors from the U.S. mainland. The rate of recovery in the number of visitors to Hawaii in the future remains uncertain. COVID-19 continues to negatively affect the performance of the Hawaii businesses, although the effects have diminished relative to this time last year. The easing of travel restrictions has resulted in an increase in economic activity and the number of primarily domestic visitors to Hawaii, but not to pre-COVID-19 levels. A significant surge in COVID-19 rates could negatively impact the number of visitors to Hawaii, which would adversely impact our operating results.
Trends in the number of visitors to Hawaii and demand for gas were positive in the fourth quarter of 2021, although our financial performance continues to be adversely affected relative to pre-COVID-19 periods. The number of visitors to Hawaii increased to 1.9 million and 6.8 million for the quarter and year ended December 31, 2021, respectively, from 497,000 and 2.7 million for the quarter and year ended December 31, 2020, respectively. The resulting improvement in hotel occupancy, restaurants patronage, and use of commercial laundry services contributed to an increase in gas consumption of 29% and 21% during the quarter and year ended December 31, 2021, respectively, versus the comparable periods in 2020. The number of visitors to Hawaii was lower by 25% and 35% in the quarter and year ended December 31, 2021, respectively, and overall gas consumption was lower by 6% and 11% versus the comparable periods in 2019. The rate of recovery in the number of visitors to Hawaii in the future remains uncertain and a significant surge in COVID-19 cases could negatively impact Hawaii tourism.

Results of Operations — (continued)
The wholesale cost of LPG increased by approximately 60% between December 2020 and December 2021. We enter into commodity hedges to mitigate the medium to longer term impact of rising costs. The percentage of our expected LPG purchases that is hedged varies over time based on our assessment of the potential volatility in LPG costs and the duration and cost of the hedges. We pass some of our increased LPG cost through to customers in our regulated business through the fuel adjustment clause mechanism. In addition, as has been the case from time to time historically, we may pass some or all of the increased cost of LPG through to our customers in our unregulated business subject to competitive dynamics in Hawaii's energy market.
Results of Operations: 2020 vs. 2019
During the quarter ended September 30, 2021, Atlantic Aviation was classified as a discontinued operation and eliminated as a reportable segment. All periods reported herein reflect this change. For additional information, see Note 4, “Discontinued Operations and Dispositions”, in our consolidated financial statements in "Financial Statements and Supplementary Data" in Part II, Item 8, of this Form 10-K.
Unless specified below, for a comparison and discussion of our consolidated and operating businesses' results of operations for 2020 compared with 2019, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7, in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the U.S. Securities and Exchange Commission on February 17, 2021.

Results of Operations — (continued)
Results of Operations: 2021 vs. 2020
Our consolidated results of operations for 2021 compared with 2020 are as follows:

	Year Ended December 31,		Change Favorable/(Unfavorable)
	2021	2020	$	%
	($ in Thousands, Except Unit and Per Unit Data) (Unaudited)
Revenue
Product revenue	$235,984	$180,411	55,573	31
Total revenue	235,984	180,411	55,573	31
Costs and expenses
Cost of product sales	165,927	112,283	(53,644)	(48)

Selling, general and administrative	97,893	72,704	(25,189)	(35)
Disposition payment to manager	228,570	28,174	(200,396)	NM
Total Selling, general and administrative	326,463	100,878	(225,585)	NM
Fees to Manager - related party	21,857	21,063	(794)	(4)
Depreciation and amortization	15,738	15,888	150	1
Total operating expenses	529,985	250,112	(279,873)	(112)
Operating loss	(294,001)	(69,701)	(224,300)	NM
Other income (expense)
Interest income	27	26	1	4
Interest expense(1)	(14,381)	(21,103)	6,722	32
Other income (expense), net	234	(1,690)	1,924	114
Net loss from continuing operations before income taxes	(308,121)	(92,468)	(215,653)	NM
Benefit (provision) for income taxes	7,827	(4,177)	12,004	NM
Net loss from continuing operations	(300,294)	(96,645)	(203,649)	NM
Discontinued Operations
Net income (loss) from discontinued operations before income taxes	3,050,811	(684,660)	3,735,471	NM
Provision for income taxes	(66,458)	(146,419)	79,961	55
Net income (loss) from discontinued operations	2,984,353	(831,079)	3,815,432	NM
Net income (loss)	2,684,059	(927,724)	3,611,783	NM

Net loss from continuing operations	(300,294)	(96,645)	(203,649)	NM
Less: net income attributable to noncontrolling interests	191	137	(54)	(39)
Net loss from continuing operations attributable to MIH	(300,485)	(96,782)	(203,703)	NM
Net income (loss) from discontinued operations	2,984,353	(831,079)	3,815,432	NM
Net income (loss) from discontinued operations attributable to MIH	2,984,353	(831,079)	3,815,432	NM
Net income (loss) attributable to MIH	$2,683,868	$(927,861)	3,611,729	NM
Basic loss per unit from continuing operations attributable to MIH	$(3.42)	$(1.11)	(2.31)	NM
Basic income (loss) per unit from discontinued operations attributable to MIH	33.99	(9.56)	43.55	NM
Basic income (loss) per unit attributable to MIH	$30.57	$(10.67)	41.24	NM
Weighted average number of units outstanding: basic	87,791,951	86,951,642	840,309	1

NM — Not meaningful
(1)Interest expense includes non-cash gains on derivative instruments of $333,000 in 2021 and non-cash losses on derivative instruments of $912,000 in 2020.

Results of Operations — (continued)
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
Revenue increased for 2021 compared with 2020 primarily as a result of an increase in the amount of gas sold. The increase in the amount of gas sold reflects increased consumption by commercial and industrial customers driven by an increase in the number of visitors to Hawaii and increased commercial activity as Hawaii recovers from the impact of COVID-19.
Cost of Services and Product Sales
Cost of product sales increased for 2021 compared with 2020 primarily as a result of increases in the cost of gas sold. The increase in cost of product sales was partially offset by favorable mark-to-market adjustments of the value of commodity hedge contracts for wholesale LPG.
We recorded favorable adjustments of $437,000 and $7.3 million in the mark-to-market adjustment of the value of the commodity hedge contracts for 2021 and 2020, respectively. The change in the mark-to-market adjustment of the value of the commodity hedges during 2021 primarily reflects higher forecast wholesale cost of LPG relative to the hedged cost.
As noted above, we use commodity hedges to reduce the financial risks of commodity price fluctuations associated with wholesale LPG purchases. We have entered into hedges with varying maturities through May 2024 and with respect to a varying percentage of our expected LPG purchases over that time.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased for 2021 compared with 2020 primarily as a result of (i) a disposition payment of $228.6 million paid to our Manager in connection with the AA Transaction, (ii) higher transaction costs; (iii) increases in salaries and benefits; and (iv) higher insurance costs.
Fees to Manager
Our Manager is entitled to a monthly base management fee based on our market capitalization and potentially a quarterly performance fee based on our total return relative to a U.S. utilities index. For 2021 and 2020, we incurred base management fees of $21.9 million and $21.1 million, respectively. The increase in base management fees reflects an increase in our average market capitalization and the decrease in our average holding company cash balance during 2021. No performance fees were incurred in either the current or prior comparable periods. The unpaid portion of base management fees and performance fees, if any, at the end of each reporting period is included in the line item Due to Manager-related party in our consolidated balance sheets.
In accordance with the Management Services Agreement, our Manager elected to reinvest any fees to which it was entitled in new primary units in all of the periods shown below and has currently elected to reinvest future base management fees and performance fees, if any, in new primary units.

Period	Base Management Fee Amount ($ in Thousands)	Performance Fee Amount ($ in Thousands)	Units Issued
2021 Activities:
Fourth quarter 2021	$1,056	$—	217,273	(1)
Third quarter 2021	7,698	—	195,556
Second quarter 2021	7,551	—	214,040
First quarter 2021	5,552	—	176,296
2020 Activities:
Fourth quarter 2020	$4,903	$—	162,791
Third quarter 2020	4,980	—	172,976
Second quarter 2020	3,824	—	146,452
First quarter 2020	7,356	—	181,617

(1)Our Manager elected to reinvest all of the monthly base management fees for the quarter ended December 31, 2021 in new primary units. We issued 217,273 units for the quarter ended December 31, 2021, including 72,323 units that were issued in January 2022 for the December 2021 monthly base management fee.

Results of Operations — (continued)
Interest Expense, net, and Gains (Losses) on Derivative Instruments
Interest expense includes non-cash gains on derivative instruments of $333,000 in 2021 and non-cash losses of $912,000 for 2020, and the amortization of debt financing costs and debt discounts. Gains (losses) on derivatives recorded in interest expense are attributable to the change in fair value of interest rate hedges. For 2021, interest expense also includes non-cash write-offs of debt financing costs of $4.8 million related to the repurchase of our 2.00% Convertible Senior Notes, the cancellation of our holding company revolving credit facility, and the full repayment of $100.0 million of senior secured notes at Hawaii Gas.
Excluding the non-cash adjustments and write-offs, cash interest expense totaled $10.0 million and $14.5 million in 2021 and 2020, respectively. The decrease in cash interest expense primarily reflects a lower weighted average debt balance, partially offset by a $4.7 million 'make-whole' payment related to the full repayment of $100.0 million of senior secured notes at Hawaii Gas in April 2021.
Discontinued Operations
For 2021 and 2020, discontinued operations reflects the operating results of the businesses sold as part of the AA Transaction. The AA Transaction closed on September 23, 2021. For 2020, discontinued operations also reflects the operating results of IMTT. The IMTT Transaction closed on December 23, 2020.
Income Taxes
MIH is a limited liability company classified as a partnership for tax purposes. Taxable income or losses reported by MIH will be passed-through to the unitholders and reported on a Schedule K-1. MIH does not pay federal or state income tax. As a partnership, MIH itself will not pay income tax on the gain from the AA Transaction.
As part of the reorganization, the entity holding the businesses comprising MIC's MIC Hawaii segment was distributed to and became a direct subsidiary of Macquarie Infrastructure Holdings, LLC. For tax purposes, the distribution was deemed to be a sale of MIC Hawaii by MIC and unitholders were deemed to have received a distribution of the fair market value of the equity of that segment.
Our intermediate holding company is organized as a limited liability company and classified as a corporation for tax purposes. The intermediate holding company will file a consolidated federal income tax return for periods after the reorganization. The intermediate holding company will continue to file a combined Hawaii state income tax return.

Results of Operations — (continued)
Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA") excluding non-cash items and Free Cash Flow
In addition to our results under U.S. GAAP, we use the non-GAAP measures EBITDA excluding non-cash items and Free Cash Flow to assess the performance and prospects of our business.
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
We use Free Cash Flow as a measure of our ability to fund acquisitions, invest in growth projects, reduce or repay indebtedness, and/or return capital to unitholders. GAAP metrics such as net income (loss) do not provide us with the same level of visibility into our performance and prospects as a result of: (i) the capital intensive nature of our businesses and the generation of non-cash depreciation and amortization; (ii) units issued to our Manager under the Management Services Agreement; (iii) the ability of our subsidiaries to defer all or a portion of current federal income taxes; (iv) non-cash mark-to-market adjustment of the value of derivative instruments; (v) gains (losses) related to the write-off or disposal of assets or liabilities; (vi) non-cash compensation expense incurred in relation to the incentive plans for senior management of our operating businesses; and (vii) pension expenses. Pension expenses primarily consist of interest expense, expected return on plan assets, and amortization of actuarial and performance gains and losses. Any cash contributions to pension plans are reflected as a reduction to Free Cash Flow and are not included in pension expense. We believe that external consumers of our financial statements, including investors and research analysts, could use Free Cash Flow to assess our Company's ability to fund acquisitions, invest in growth projects, reduce or repay indebtedness, and/or return capital to unitholders.
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
Classification of Maintenance Capital Expenditures and Growth Capital Expenditures
We categorize capital expenditures as either maintenance capital expenditures or growth capital expenditures. As neither maintenance capital expenditure nor growth capital expenditure is a GAAP term, we have adopted a framework to categorize specific capital expenditures. In broad terms, maintenance capital expenditures primarily maintain our business at current levels of operations, capability, profitability or cash flow, while growth capital expenditures primarily provide new or enhanced levels of operations, capability, profitability or cash flow. We consider various factors in determining whether a specific capital expenditure will be classified as maintenance or growth.
We do not bifurcate specific capital expenditures into maintenance and growth components. Each discrete capital expenditure is considered within the above framework and the entire capital expenditure is classified as either maintenance or growth.

Results of Operations — (continued)
A reconciliation of net loss from continuing operations to EBITDA excluding non-cash items from continuing operations and a reconciliation from cash used in operating activities from continuing operations to Free Cash Flow from continuing operations, on a consolidated basis, is provided below.

	Year Ended December 31,		Change Favorable/(Unfavorable)
	2021	2020	$	%
	($ In Thousands) (Unaudted)
Net loss from continuing operations	$(300,294)	$(96,645)
Interest expense, net(1)	14,354	21,077
(Benefit) provision for income taxes	(7,827)	4,177
Depreciation and amortization	15,738	15,888
Fees to Manager- related party	21,857	21,063
Other non-cash expense (income), net(2)	4,065	(1,063)
EBITDA excluding non-cash items - continuing operations	$(252,107)	$(35,503)	(216,604)	NM

EBITDA excluding non-cash items - continuing operations	$(252,107)	$(35,503)
Interest expense, net(1)	(14,354)	(21,077)
Non-cash interest expense, net(1)	4,402	6,611
Benefit (provision) for current income taxes(3)	5,215	(801)
Changes in working capital	(31,343)	4,412
Cash used in operating activities - continuing operations	(288,187)	(46,358)
Changes in working capital	31,343	(4,412)
Maintenance capital expenditures	(6,568)	(6,762)
Free cash flow - continuing operations	$(263,412)	$(57,532)	(205,880)	NM

NM — Not meaningful

(1)Interest expense, net, includes non-cash adjustments to derivative instruments, non-cash amortization of debt financing costs, and non-cash amortization of debt discounts related to our 2.00% Convertible Senior Notes. For the year ended December 31, 2021, interest expense also includes non-cash write-offs of debt financing costs related to the repurchase of our 2.00% Convertible Senior Notes and the full repayment of $100.0 million of senior secured notes at Hawaii Gas. In connection with the repayment of the Hawaii Gas $100.0 million senior secured notes, the Company paid a $4.7 million 'make-whole' payment.
(2)Other non-cash expense (income), net, includes primarily non-cash mark-to-market adjustment of the value of the commodity hedge contracts, non-cash compensation expense incurred in relation to the incentive plans for senior management of our operating businesses, and non-cash gains (losses) related to the write-off or disposal of assets or liabilities. Other non-cash expense (income), net, excludes the adjustment to bad debt expense related to the specific reserve component, net of recoveries, for which this adjustment is reported in working capital in the above table. See “Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") excluding non-cash items and Free Cash Flow” above for further discussion.
(3)Current income taxes in 2021 includes a $7.4 million benefit for income taxes that will be utilized by discontinued operations as a result of the reorganization.

Liquidity and Capital Resources
General
Cash requirements of our business includes primarily normal operating expenses, debt service, debt principal payments, and capital expenditures.
We may from time to time seek to purchase or retire our outstanding debt in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on market conditions, our liquidity needs, and other factors.
2.00% Convertible Senior Notes
On February 17, 2021, we initiated a tender offer for any and all of our 2.00% Convertible Senior Notes outstanding. On March 16, 2021, we repurchased $358.6 million in aggregate principal amount of the Notes in the tender offer. During the second quarter of 2021, we repurchased an additional $9.9 million of Notes in the open market and reduced the outstanding balance to $34.0 million. On September 23, 2021, we initiated an offer to repurchase any and all Notes outstanding and on October 22, 2021, we repurchased $26.9 million in aggregate principal amount of the Notes outstanding. On December 31, 2021, we had $6.8 million of 2.00% Convertible Senior Notes outstanding.
Hawaii Gas Senior Secured Notes
On April 19, 2021, Hawaii Gas fully repaid all of its $100.0 million senior secured notes outstanding and incurred a $4.7 million 'make-whole' payment.
Ongoing Operations
We currently expect to service and/or repay our debts, make required tax payments, fund maintenance capital expenditures, and deploy growth capital during 2022 using cash generated from operations and cash on hand.
Debt
On December 31 2021 our consolidated debt outstanding totaled $99.5 million. We had access to an undrawn revolving credit facility of $60.0 million. The ratio of net debt/EBITDA excluding non-cash items for our continuing operations was 1.33x on December 31, 2021.
The following table shows our debt obligations from continuing operations on February 18, 2022 ($ in thousands):

Debt	Weighted Average Remaining Life (in years)	Balance Outstanding	Weighted Average Rate(1)
2.00% Convertible Senior Notes	1.6	$6,821	2.00%
Term Loan- Hawaii Gas	2.0	$80,000	1.42%
Term Loan- Solar facilities in Hawaii(2)	4.4	$12,698	3.38%
Total(3)	2.3	$99,519	1.71%

(1)Reflects annualized interest rate on all facilities including interest rate hedges.
(2)The weighted average remaining life does not reflect the scheduled amortization on these facilities.
(3)Hawaii Gas also has a $60.0 million revolving credit facility that was undrawn.
We generally capitalize our business in part using floating rate debt with medium-term maturities. We have in the past also used longer dated private placement debt and other forms of capital including bond or hybrid debt instruments to capitalize our business. Except for the 2.00% Convertible Senior Notes, our debt facilities are non-recourse to the Company.
COMMITMENTS AND CONTINGENCIES
The following table summarizes our future obligations for continuing operations, by period due, as of December 31, 2021, under our various contractual obligations and commitments. We had no other off-balance sheet arrangements at that date or currently.

Liquidity and Capital Resources — (continued)

	Payments Due by Period
	Total	Less than One Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	($ In Thousands)
Long-term debt(1)	$99,519	$1,107	$89,180	$9,232	$—
Interest obligations(2)	5,711	2,051	3,227	433	—
Operating lease obligations(3)	16,909	2,350	4,220	3,403	6,936
Pension and post-retirement benefit obligations(4)	33,750	3,299	6,658	6,760	17,033
Purchase commitments	118,528	43,867	74,661	—	—
Service commitments	1,349	597	417	186	149
Total contractual cash obligations(5)(6)	$275,766	$53,271	$178,363	$20,014	$24,118

(1)The long-term debt represents the consolidated principal obligations to various lenders. The primary debt facilities are subject to certain covenants, the violation of which could result in acceleration of the maturity dates. For a description of the material terms, see Note 9, “Long-Term Debt”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K.
(2)The variable rate portion on the interest obligation on long-term debt was calculated using the three-months LIBOR forward spot rate on December 31, 2021.
(3)This represents the aggregate minimum annual rent required to be paid under non-cancellable operating leases with terms in excess of one year. See Note 5, "Leases", in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K for further discussion.
(4)The pension and post-retirement benefit obligation represents actuarial forecasts of required payments for the next ten years.
(5)The above table does not reflect certain long-term obligations for which we are unable to estimate the period in which the obligation will be incurred.
(6)The above table does not reflect certain expenses that we may incur dependent on the outcome of our pursuit of strategic alternatives. These include payments to our Manager calculated in accordance with the Disposition Agreement, fees to financial advisors and other professional services providers, and transaction related payments to our employees.
In addition to these commitments and contingencies, we typically incur capital expenditures on a regular basis. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Classification of Maintenance Capital Expenditures and Growth Capital Expenditures” and “Investing Activities” below for further discussion of growth capital expenditures. Maintenance capital expenditures are discussed above in “Results of Operations.”
We also have other contingencies, including pending or threatened legal and administrative proceedings that are not reflected above as amounts at this time are not ascertainable. See “Legal Proceedings” in Part I, Item 3.
Our sources of cash to meet these obligations include:
•cash on hand;
•cash generated from our operations (see “Operating Activities” in “Liquidity and Capital Resources”); and
•cash available from undrawn credit facilities (see “Financing Activities” in “Liquidity and Capital Resources”).

Liquidity and Capital Resources — (continued)
ANALYSIS OF CONSOLIDATED HISTORICAL CASH FLOWS FROM CONTINUING OPERATIONS
The following section discusses our sources and uses of cash from continuing operations. All intercompany activities such as corporate allocations, capital contributions and distributions have been excluded from the tables as these transactions are eliminated on consolidation.

	Year Ended December 31,		Change Favorable/(Unfavorable)
	2021	2020
($ In Thousands)	$	$	$	%
Cash used in operating activities	(288,187)	(46,358)	(241,829)	NM
Cash used in investing activities	(14,075)	(14,427)	352	2
Cash used in financing activities	(4,755,326)	(88,005)	(4,667,321)	NM

NM — Not meaningful
Historical Cash Flows: 2020 vs. 2019
During the quarter ended September 30, 2021, Atlantic Aviation was classified as a discontinued operation and eliminated as a reportable segment. All periods reported herein reflect this change. For additional information, see Note 4, “Discontinued Operations and Dispositions”, in our consolidated financial statements in "Financial Statements and Supplementary Data" in Part II, Item 8, of this Form 10-K.
For a comparison and discussion of our consolidated liquidity and capital resources and our cash flow activities for 2020 compared with 2019, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7, in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the U.S. Securities and Exchange Commission on February 17, 2021.
Operating Activities from Continuing Operations
Cash provided by (used in) operating activities is generally comprised of EBITDA excluding non-cash items (as defined by us), less cash interest, cash taxes, and pension payments, and changes in working capital. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” for discussions around the components of EBITDA excluding non-cash items on a consolidated basis.
The increase in consolidated cash used in operating activities in 2021 compared with 2020 was primarily due to:
•a decrease in EBITDA excluding non-cash items, primarily due to the disposition payment and transaction costs incurred and paid during 2021;
•an unfavorable change to accounts receivable and inventory and favorable change to accounts payable resulting from the decline in business activity and cost of gas from the impact of COVID-19 during 2020; partially offset by
•an increase in benefit for current taxes;
•a decrease in cash interest expense.
We believe our operating activities overall provide a source of sustainable and stable cash flows over the long-term as a result of:
•consistent customer demand driven by the basic nature of the products sold;
•our strong competitive position due to factors including:
◦high initial development and construction costs;
◦difficulty in obtaining suitable land on which to operate;
◦government franchise, leases, or customer contracts;
◦required government approvals, which may be difficult or time-consuming to obtain;
◦lack of immediate cost-effective alternatives for the products sold; and

Liquidity and Capital Resources — (continued)
•product pricing that we expect will keep pace with cost increases as a result of the basic nature of the products sold.
Investing Activities from Continuing Operations
Cash provided by investing activities include proceeds from divestitures of businesses and disposal of fixed assets. Cash used in investing activities include acquisitions of businesses in new and existing segments and capital expenditures.
The decrease in cash used in investing activities for 2021 compared with 2020 is primarily attributable to lower capital expenditures.
Financing Activities from Continuing Operations
Cash provided by financing activities includes new equity and debt issuances. Cash used in financing activities includes distributions paid to our equityholders and the repayment of debt principal.
The increase in cash used in financing activities for 2021 compared with 2020 is primarily attributable to a special dividend of $11.00 per unit declared and paid out of the proceeds from the IMTT Transaction in January 2021, a one-time distribution of $37.386817 per unit declared and paid out of the proceeds from the AA Transaction in October 2021, repurchase of a portion of our 2.00% Convertible Senior Notes outstanding, and the full repayment of $100.0 million senior secured notes at Hawaii Gas.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our financial statements requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions and judgments and uncertainties, and potentially could result in materially different results under different conditions. Our critical accounting policies and estimates are discussed below. These estimates and policies are consistent with the estimates and accounting policies followed by the businesses we own and operate.
Business Combinations
Our acquisitions of businesses that we control are accounted for under the purchase method of accounting. The amounts assigned to the identifiable assets acquired and liabilities assumed in connection with acquisitions are based on estimated fair values as of the date of the acquisition, with the remainder, if any, recorded as goodwill. The fair values are determined by our management, taking into consideration information supplied by the management of acquired entities and other relevant information. Such information includes valuations supplied by independent appraisal experts for significant business combinations. The valuations are generally based upon future cash flow projections for the acquired assets, discounted to a present value. The determination of fair values requires significant judgment both by management and outside experts engaged to assist in this process.
Goodwill, Intangible Assets and Property, Plant and Equipment
Significant assets acquired in connection with our acquisition of businesses include contractual arrangements, customer relationships, non-compete agreements, trademarks, property and equipment, and goodwill.
Goodwill and Trademarks
Trademarks are generally considered to be indefinite life intangibles. Trademarks and goodwill are not amortized in most circumstances although it may be appropriate to amortize some trademarks. We are required to perform annual impairment reviews (or more frequently in certain circumstances) for unamortized intangible assets.
ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment, permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test, as discussed below. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test.
ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, simplifies the measurement of goodwill and no longer requires an entity to perform a hypothetical purchase price allocation when computing the estimated fair value to measure goodwill impairment. Instead, impairment will be assessed by quantifying the difference between the fair value of a reporting unit and its carrying amount. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, on condition that the charge doesn’t exceed the total amount of goodwill allocated to that reporting unit.
If an entity concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if there is a triggering event that indicates impairment, the entity needs to perform a quantitative impairment test. This requires management to make judgments in determining what assumptions to use in the calculation. The first step is to determine the estimated fair value of each reporting unit with goodwill.
The Company estimates the fair value by estimating the present value of the future discounted cash flows or value expected to be realized in a third-party sale. If the recorded net assets are less than the estimated fair value, then no impairment is indicated. If the recorded amount of goodwill exceeds the estimated fair value, an impairment charge is recorded for the excess.
The impairment test for trademarks, which are not amortized, requires the determination of the fair value of such assets. If the fair value of the trademarks is less than their carrying value, an impairment loss is recognized in an amount equal to the difference. We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and/or intangible assets. Such events include, but are not limited to, the potential failure to complete the Merger, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or a material negative change in relationship with significant customers.
We test for goodwill impairment on October 1 of each year and between annual tests if a triggering event indicates the possibility of an impairment. We monitor changing business conditions as well as industry and economic factors, among others, for events which could trigger the need for an interim impairment analysis. With the signing of the Merger, the Company will evaluate goodwill for impairment having regard to the Merger transaction value. On December 31, 2021, there were no new triggering events that indicated impairment.

Property, Plant and Equipment and Intangible Assets
Property and equipment is initially stated at cost. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the property and equipment after consideration of historical results and anticipated results based on our current plans. Our estimated useful lives represent the period the asset remains in service assuming normal routine maintenance. We review the estimated useful lives assigned to property and equipment when our business experience suggests that they do not properly reflect the consumption of economic benefits embodied in the property and equipment nor result in the appropriate matching of cost against revenue. Factors that lead to such a conclusion may include physical observation of asset usage, examination of realized gains and losses on asset disposals, and consideration of market trends such as technological obsolescence or change in market demand.
Significant intangibles, including contractual arrangements, customer relationships, non-compete agreements, and technology are amortized using the straight-line method over the estimated useful lives of the intangible asset after consideration of historical results and anticipated results based on our current plans.
We perform impairment reviews of property and equipment and intangibles subject to amortization when events or circumstances indicate that fair value of the assets are less than their carrying amount and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. In this circumstance, the impairment charge is determined based upon the amount by which the net book value of the assets exceeds their fair market value. Any impairment is measured by comparing the fair value of the asset to its carrying value.
The estimated fair value of property and equipment and intangible assets is determined by our management and is generally based upon future cash flow projections for the acquired assets, discounted to present value. We use outside valuation experts when management considers that it is appropriate to do so.
We test for goodwill and indefinite-lived intangible assets annually as of October 1 or when there is an indicator of impairment. See Note 7, “Property, Equipment, Land and Leasehold Improvements”, and Note 8, “Intangible Assets and Goodwill”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K for financial information and further discussion.

Accounting Policies, Accounting Changes, and Future Application of Accounting Standards
See Note 2, “Summary of Significant Accounting Policies”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K for financial information and further discussion and for a summary of the Company’s significant accounting policies, including a discussion of recently adopted and issued accounting pronouncements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The discussion that follows describes our exposure to market risks and the use of derivatives to address those risks. See Note 10, “Derivative Instruments and Hedging Activities”, in Part II, Item 8, of this Form 10-K for further discussions.
Interest Rate Risk
We are exposed to interest rate risk in relation to the borrowings of our business. We may enter into derivative financial instruments to fix variable-rate interest payments covering a portion of the interest rate risk associated with the borrowings of our business, subject to the requirements of our lenders.
Changes in interest rates impact our interest expense on both the hedged and unhedged portion of our debt. Interest expense on the unhedged portion of our debt changes with the variation in interest rates applied to the outstanding balance of the debt. This has a corresponding impact on the amount of cash interest we pay and our effective cash interest rate. Interest expense on the hedged portion of our debt changes by the variation in the fair value of the underlying interest rate contracts. This has no impact on the amount of cash interest we pay or our effective cash interest rate.
As of December 31, 2021, our Company had $99.5 million of current and long-term debt outstanding, of which $12.7 million was economically hedged with interest rate contracts, $6.8 million was fixed rate debt, and $80.0 million was unhedged. The interest rate on Hawaii Gas' $80.0 million term loan facility floats at LIBOR plus 1.25%. A 10% decrease in interest rates would result in an $8,000 decrease in interest expense per year and a corresponding 10% increase would result in a $8,000 increase in interest expense per year.
The interest rate on the solar power generation facilities' $12.7 million term loan facility floats at LIBOR plus 2.00% and is fixed at 3.38% using an interest rate swap contract through June 2026. A 10% decrease in interest rates would result in a $52,000 decrease in the fair market value of the interest rate swaps and an corresponding 10% increase would result in a $86,000 increase in the fair market value.
The LIBOR reference rate reform transition deadline is June 30, 2023 for our derivative securities and debt facilities that are marked to the one-month LIBOR rate. Management is currently evaluating the options and is not expecting the transition to have a material impact on its contracts.
Commodity Price Risk
The risk associated with fluctuations in the prices that Hawaii Gas pays for LPG is principally a result of market forces reflecting changes in supply and demand for LPG. Hawaii Gas’ gross margin is sensitive to changes in LPG supply costs and Hawaii Gas may not always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. To reduce the volatility of the business’ LPG market price risk, Hawaii Gas has used and expects to continue to use over-the-counter commodity derivative instruments including price swaps. Hawaii Gas does not use commodity derivative instruments for speculative or trading purposes. Over-the-counter derivative commodity instruments utilized by Hawaii Gas to hedge forecasted purchases of LPG are generally settled at expiration of the contract. The fair value of unsettled commodity price risk sensitive instruments on December 31, 2021 was an asset of approximately $1.4 million. A 10% increase in the market price of LPG would result in an increase in such fair value of approximately $5.6 million. A 10% decrease in the market price of LPG would result in a decrease in such fair value of approximately $5.6 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors
Macquarie Infrastructure Holdings, LLC:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Macquarie Infrastructure Holdings, LLC and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), unitholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Notes 2 and 9 to the consolidated financial statements, the Company has changed its method of accounting for convertible instruments as of January 1, 2021 due to the adoption of Accounting Standards Update (ASU) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40).
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of the sufficiency of audit evidence obtained over revenue
As discussed in Note 12 to the consolidated financial statements, and disclosed in the consolidated statements of operations, the Company recorded $236 million of product revenue from continuing operations for the year ended December 31, 2021. As discussed in Note 4 to the consolidated financial statements, the Company recorded $678 million of service revenue from discontinued operations. We identified the evaluation of the sufficiency of audit evidence obtained over revenue as a critical audit matter. A higher degree of auditor judgment was required to determine the revenue streams over which procedures would be performed and to evaluate the nature and extent of audit evidence obtained over each revenue stream due to the multiple revenue streams and the use of multiple processes to record revenue. The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over revenue, including the determination of the revenue streams over which those procedures were performed. For each revenue stream where procedures were performed, we evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to record revenue. For certain revenue streams, we assessed the recorded revenue by:
•selecting a sample of transactions and comparing the revenue recorded for consistency with underlying documentation.
•comparing recorded revenue to an expectation of revenue developed using volumes and regulatory rates, including evaluating the relevance and reliability of the inputs to the expectation.
•comparing the total cash received during the year to the revenue recorded, including evaluating the relevance and reliability of total cash received.
In addition, we evaluated the sufficiency of audit evidence obtained over revenue by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 2004.

Dallas, Texas
February 22, 2022

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
($ in Thousands, Except Unit Data)

	As of December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$47,259	$1,518,108
Restricted cash	1,051	1,036
Accounts receivable, net of allowance for doubtful accounts	27,824	23,113
Inventories	11,658	9,564
Prepaid expenses	1,813	2,212
Other current assets	3,164	1,715
Current assets held for sale(1)	—	2,185,002
Total current assets	92,769	3,740,750
Property, equipment, land, and leasehold improvements, net	297,190	297,375
Operating lease assets, net	12,591	9,878
Goodwill	120,193	120,193
Intangible assets, net	4,498	4,923
Other noncurrent assets	9,210	5,520
Total assets	$536,451	$4,178,639
LIABILITIES AND UNITHOLDERS' EQUITY
Current liabilities:
Due to Manager-related party	$260	$1,203
Accounts payable	6,169	13,082
Accrued expenses	18,449	17,798
Current portion of long-term debt	1,107	1,060
Distribution payable	—	960,981
Operating lease liabilities - current	1,794	2,019
Other current liabilities	5,223	9,591
Current liabilities held for sale(1)	—	1,613,830
Total current liabilities	33,002	2,619,564
Long-term debt, net of current portion	97,655	578,169
Deferred income taxes	38,540	26,453
Operating lease liabilities - noncurrent	10,810	7,869
Other noncurrent liabilities	53,062	53,278
Total liabilities	233,069	3,285,333
Commitments and contingencies	—	—
See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS – (continued)
($ in Thousands, Except Unit Data)

	As of December 31,
	2021	2020
Unitholders’ equity (2):
Common units paid in capital (500,000,000 authorized; 88,343,762 and 87,361,929 units issued and outstanding on December 31, 2021 and 2020, respectively)	$193,471	$178,062
Accumulated other comprehensive loss	(5,106)	(6,175)
Retained earnings	106,539	713,129
Total unitholders’ equity	294,904	885,016
Noncontrolling interests	8,478	8,290
Total equity	303,382	893,306
Total liabilities and equity	$536,451	$4,178,639

(1)See Note 4, “Discontinued Operations and Dispositions”, for further discussions on assets and liabilities held for sale.
(2)The Company is authorized to issue 100,000,000 preferred units. On December 31, 2021 and 2020, no preferred units were issued or outstanding. The Company had 100 special units issued and outstanding to its Manager on December 31, 2021 and 2020, respectively. See Note 11, “Unitholders' Equity”, for further discussions.

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in Thousands, Except Unit and Per Unit Data)

	Year ended December 31,
	2021	2020	2019
Revenue
Product revenue	$235,984	$180,411	$242,637
Total revenue	235,984	180,411	242,637
Costs and expenses
Cost of product sales	165,927	112,283	165,504

Selling, general and administrative	97,893	72,704	38,596
Disposition payment to manager	228,570	28,174	—
Total Selling, general and administrative	326,463	100,878	38,596
Fees to Manager - related party	21,857	21,063	32,103
Depreciation	15,313	15,463	14,985
Amortization of intangibles	425	425	425
Total operating expenses	529,985	250,112	251,613
Operating loss	(294,001)	(69,701)	(8,976)
Other income (expense)
Interest income	27	26	17
Interest expense(1)	(14,381)	(21,103)	(22,609)
Other income (expense), net	234	(1,690)	(5,324)
Net loss from continuing operations before income taxes	(308,121)	(92,468)	(36,892)
Benefit (provision) for income taxes	7,827	(4,177)	11,640
Net loss from continuing operations	(300,294)	(96,645)	(25,252)
Discontinued Operations(2)
Net income (loss) from discontinued operations before income taxes	3,050,811	(684,660)	261,451
Provision for income taxes	(66,458)	(146,419)	(83,046)
Net income (loss) from discontinued operations	2,984,353	(831,079)	178,405
Net income (loss)	2,684,059	(927,724)	153,153

Net loss from continuing operations	(300,294)	(96,645)	(25,252)
Less: net income (loss) attributable to noncontrolling interests	191	137	(246)
Net loss from continuing operations attributable to MIH	(300,485)	(96,782)	(25,006)
Net income (loss) from discontinued operations	2,984,353	(831,079)	178,405
Less: net loss attributable to noncontrolling interests	—	—	(3,109)
Net income (loss) from discontinued operations attributable to MIH	2,984,353	(831,079)	181,514
Net income (loss) attributable to MIH	$2,683,868	$(927,861)	$156,508

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)
($ in Thousands, Except Unit and Per Unit Data)

	Year Ended December 31,
	2021	2020	2019
Basic loss per unit from continuing operations attributable to MIH	$(3.42)	$(1.11)	$(0.29)
Basic income (loss) per unit from discontinued operations attributable to MIH	33.99	(9.56)	2.11
Basic income (loss) per unit attributable to MIH	$30.57	$(10.67)	$1.82
Weighted average number of units outstanding: basic	87,791,951	86,951,642	86,178,212

Diluted loss per unit from continuing operations attributable to MIH	$(3.42)	$(1.11)	$(0.29)
Diluted income (loss) per unit from discontinued operations attributable to MIH	33.99	(9.56)	2.11
Diluted income (loss) per unit attributable to MIH	$30.57	$(10.67)	$1.82
Weighted average number of units outstanding: diluted	87,791,951	86,951,642	86,178,212
Cash distribution declared per unit	$37.386817	$11.00	$4.00

(1)Interest expense includes non-cash gains on derivative instruments of $333,000 in 2021 and non-cash losses on derivative instruments of $912,000 and $875,000 in 2020 and 2019, respectively.
(2)See Note 4, “Discontinued Operations and Dispositions”, for further discussions on businesses classified as held for sale.

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($ in Thousands)

	Year ended December 31,
	2021	2020	2019
Net income (loss)	$2,684,059	$(927,724)	$153,153
Other comprehensive income (loss), net of taxes:
Change in post-retirement benefit plans(1)	1,075	(15,723)	(8,533)
Translation adjustment(2)	—	1,141	1,932
Reclassification to net income (loss) due to sale of business(3)	(6)	45,279	—
Other comprehensive income (loss)	1,069	30,697	(6,601)
Comprehensive income (loss)	2,685,128	(897,027)	146,552
Less: comprehensive income (loss) attributable to noncontrolling interests	191	137	(3,355)
Comprehensive income (loss) attributable to MIH	$2,684,937	$(897,164)	$149,907

(1)Change in post-retirement benefit plans is presented net of tax benefit of $375,000, $6.1 million, and $3.4 million in 2021, 2020, and 2019, respectively. See Note 11, “Unitholders’ Equity”, for further discussions.
(2)Translation adjustment is presented net of tax expense of $444,000 and $751,000 in 2020 and 2019, respectively. See Note 11, “Unitholders’ Equity”, for further discussions.
(3)Reclassified to discontinued operations in the consolidated statement of operations in connection with the AA transaction in 2021 and the IMTT Transaction in 2020. See Note 4, "Discontinued Operations and Dispositions", for further discussions.

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF UNITHOLDERS' EQUITY
($ in Thousands, Except Unit Data)

	In Units		Common Units Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Unitholders’ Equity	Noncontrolling Interests(2)	Total Equity
	Special Units	Common Units(1)

Balance on December 31, 2018	100	85,800,303	$1,510,391	$(30,271)	$1,484,482	$2,964,602	$151,725	$3,116,327
Issuance of units to Manager	—	776,353	31,367	—	—	31,367	—	31,367
Units vested under compensation plans(3)	—	23,646	—	—	—	—	—	—
Unit-based compensation expense	—	—	958	—	—	958	—	958
Registration costs	—	—	(95)	—	—	(95)	—	(95)
Distributions to common unitholders(4)	—	—	(344,689)	—	—	(344,689)	—	(344,689)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,492)	(2,492)
Contributions from noncontrolling interests	—	—	—	—	—	—	166	166
Deconsolidation of noncontrolling interest	—	—	—	—	—	—	(137,888)	(137,888)
Comprehensive (loss) income, net of taxes	—	—	—	(6,601)	156,508	149,907	(3,355)	146,552
Balance on December 31, 2019	100	86,600,302	$1,197,932	$(36,872)	$1,640,990	$2,802,050	$8,156	$2,810,206
Issuance of units to Manager	—	701,030	22,905	—	—	22,905	—	22,905
Units vested under compensation plans(3)	—	81,366	—	—	—	—	—	—
Units withheld for taxes on vested units(3)	—	(20,769)	—	—	—	—	—	—
Unit-based compensation expense	—	—	4,948	—	—	4,948	—	4,948
Dividends to common unitholders(4)	—	—	(1,047,723)	—	—	(1,047,723)	—	(1,047,723)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Comprehensive income (loss), net of taxes	—	—	—	30,697	(927,861)	(897,164)	137	(897,027)
Balance on December 31, 2020	100	87,361,929	$178,062	$(6,175)	$713,129	$885,016	$8,290	$893,306
Issuance of units to Manager	—	764,602	22,799	—	—	22,799	—	22,799
Units vested under compensation plans(3)	—	281,206	—	—	—	—	—	—
Units withheld for taxes on vested units(3)	—	(63,975)	—	—	—	—	—	—
Unit-based compensation expense	—	—	6,731	—	—	6,731	—	6,731
Distributions to common unitholders(4)	—	—	—	—	(3,297,420)	(3,297,420)	—	(3,297,420)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Impact of ASU 2020-06 adoption(5)	—	—	(14,121)	—	6,962	(7,159)	—	(7,159)
Comprehensive income, net of taxes	—	—	—	1,069	2,683,868	2,684,937	191	2,685,128
Balance on December 31, 2021	100	88,343,762	$193,471	$(5,106)	$106,539	$294,904	$8,478	$303,382

(1)The Company is authorized to issue 500,000,000 common units.
(2)Includes $141.5 million of noncontrolling interest related to discontinued operations on December 31, 2019. See Note 4, “Discontinued Operations and Dispositions”, for further discussions.
(3)Units vested and issued under the 2016 Omnibus Employee Incentive Plan and 2014 Independent Directors Equity Plan. Under the 2016 Omnibus Employee Incentive Plan, units are withheld for the employee portion of taxes on vested awards and are available for future grants. See Note 11, "Unitholders' Equity," for further discussions.
(4)See Note 11, “Unitholders' Equity”, for discussion on distributions declared and paid on units for each period.
(5)On January 1, 2021, the Company adopted ASU No. 2020-06, Debt - Debt with Conversion and Other Options, using the modified retrospective method and made an adjustment to the beginning balance to Retained Earnings of $7.0 million, net of taxes. See Note 9, “Long-Term Debt”, for further discussions.
See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in Thousands)

	Year ended December 31,
	2021	2020	2019
Operating activities
Net loss from continuing operations	$(300,294)	$(96,645)	$(25,252)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities from continuing operations:
Depreciation	15,313	15,463	14,985
Amortization of intangibles	425	425	425
Write-off of debt financing cost	4,170	—	—
Amortization of debt discount and financing costs	738	5,744	5,626
Adjustments to derivative instruments	(943)	(6,598)	6,009
Fees to Manager - related party	21,857	21,063	32,103
Deferred taxes	(2,612)	3,376	(15,169)
Other non-cash expense, net	4,887	6,634	9,947
Changes in other assets and liabilities, net of acquisitions:
Accounts receivable	(4,741)	2,529	3,694
Inventories	(3,489)	1,764	(1,869)
Prepaid expenses and other current assets	(1,704)	(168)	(280)
Accounts payable and accrued expenses	(7,904)	2,492	4,746
Income taxes payable	(6,611)	(3,842)	440
Other, net	(7,279)	1,405	(4,235)
Net cash (used in) provided by operating activities from continuing operations	(288,187)	(46,358)	31,170
Investing activities
Acquisitions of businesses and investments, net of cash, cash equivalents, and restricted cash acquired	—	—	(94)
Purchases of property and equipment	(14,261)	(14,471)	(19,791)
Other, net	186	44	34
Net cash used in investing activities from continuing operations	(14,075)	(14,427)	(19,851)
Financing activities
Payment of long-term debt	(496,629)	(1,260)	(727)
Distributions paid to common unitholders	(4,258,401)	(86,742)	(344,689)
Distributions paid to noncontrolling interests	(3)	(3)	(5)
Debt financing costs paid	(293)	—	—
Net cash used in financing activities from continuing operations	(4,755,326)	(88,005)	(345,421)
Net change in cash, cash equivalents, and restricted cash from continuing operations	(5,057,588)	(148,790)	(334,102)
See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
($ in Thousands)

	Year ended December 31,
	2021	2020	2019
Cash flows provided by (used in) discontinued operations:
Net cash provided by operating activities	$28,965	$386,983	$389,966
Net cash provided by investing activities	3,242,836	1,253,261	10,797
Net cash used in financing activities	(5,123)	(10,700)	(337,095)
Net cash provided by discontinued operations	3,266,678	1,629,544	63,668
Effect of exchange rate changes on cash and cash equivalents	—	(99)	255
Net change in cash, cash equivalents, and restricted cash	(1,790,910)	1,480,655	(270,179)
Cash, cash equivalents, and restricted cash, beginning of period	1,839,220	358,565	628,744
Cash, cash equivalents, and restricted cash, end of period	$48,310	$1,839,220	$358,565

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Accrued purchases of property and equipment from continuing operations	$614	$761	$1,074
Accrued purchases of property and equipment from discontinued operations	4,201	28,081	30,853
Leased assets obtained in exchange for new operating lease liabilities from continuing operations	—	—	1,522
Leased assets obtained in exchange for new operating lease liabilities from discontinued operations	14,666	20,393	19,115
Cash distribution declared, but not yet paid	—	960,981	—
Taxes received, net, from continuing operations	(195)	—	(1,500)
Taxes paid (received), net, from discontinued operations	143,906	(10,686)	66,056
Interest paid, net, from continuing operations	13,688	14,699	15,132
Interest paid, net, from discontinued operations	29,616	95,670	122,890

The following table provides a reconciliation of cash, cash equivalents, and restricted cash from both continuing and discontinued operations reported within the consolidated balance sheets that is presented in the consolidated statements of cash flows:

	As of December 31,
	2021	2020	2019
Cash and cash equivalents	$47,259	$1,518,108	$57,230
Restricted cash - current	1,051	1,036	1,165
Cash, cash equivalents, and restricted cash included in assets held for sale(1)	—	320,076	300,170
Total of cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$48,310	$1,839,220	$358,565

(1)Represents cash, cash equivalents, and restricted cash related to businesses classified as held for sale. See Note 4, "Discontinued Operations and Dispositions", for further discussions.
See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
Macquarie Infrastructure Holdings, LLC ("MIH") is a Delaware limited liability company formed on February 5, 2021 and the registrant since September 22, 2021. MIH is the successor to Macquarie Infrastructure Corporation ("MIC"), a Delaware corporation formed on May 21, 2015. MIC’s predecessor, Macquarie Infrastructure Company LLC, was formed on April 13, 2004. Except as otherwise specified, all references in this Form 10-K to "MIH" or the "Company" refers to Macquarie Infrastructure Holdings, LLC and its subsidiaries, or as necessary when referring to previous reporting periods or the period prior to September 22, 2021, MIC and its subsidiaries.
MIH is externally managed by Macquarie Infrastructure Management (USA) Inc. (the "Manager"), pursuant to the terms of a Management Services Agreement, subject to the oversight and supervision of the Board. Six of the eight members of the Board, and all members of each of the Company's Audit, Compensation, and Nominating and Governance Committees, are independent and have no affiliation with Macquarie. The Manager is a member of the Macquarie Group of companies comprising Macquarie Group Limited and its subsidiaries and affiliates worldwide. Macquarie Group Limited is headquartered in Australia and is listed on the Australian Securities Exchange.
The Company owns and operates businesses that provide products to corporations, government agencies, and individual customers in Hawaii. The Company's operations consist of businesses comprising an energy company that processes and distributes gas and provides related services, Hawaii Gas, and several smaller operations collectively engaged in efforts to reduce the cost and improve the reliability and sustainability of energy in Hawaii.
In October 2019, along with actively managing its existing portfolio of businesses, the Board resolved to pursue strategic alternatives including potentially a sale of the Company or its then three operating businesses as a means of unlocking additional value for equity holders.
During the quarter ended September 30, 2020, the Company's International-Matex Tank Terminals ("IMTT") business was classified as a discontinued operation and eliminated as a reportable segment. All periods reported herein reflect this change. In December 2020, the Company completed the sale of IMTT (the "IMTT Transaction"). For additional information, see Note 4, “Discontinued Operations and Dispositions”.
On June 7, 2021, the Company entered into an agreement for the sale of its Atlantic Aviation business to KKR Apple Bidco, LLC, a Delaware limited liability company controlled by funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (“KKR”), for $4.475 billion including cash and the assumption of debt and other transaction and reorganization related obligations (the "AA Transaction").
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
Under the terms of the Merger Agreement, at closing, AMF Parent will pay the merger consideration to unitholders, and fund transaction costs and fund a disposition payment to MIH’s Manager of $81.7 million if the Merger closes on or before July 1, 2022 or $56.7 million if the Merger closes after this date.
On September 21, 2021, the Company conducted a Special Meeting of Shareholders during which shareholders voted on and approved the AA Transaction and the Merger. As a result, MIH classified its Atlantic Aviation business as a discontinued operation.
On September 22, 2021, shareholders of Macquarie Infrastructure Corporation became unitholders of Macquarie Infrastructure Holdings, LLC, a limited liability company treated as a partnership for tax purposes, on a one-for-one basis without an exchange of certificates. Commencing September 23, 2021, units of Macquarie Infrastructure Holdings, LLC traded on the New York Stock Exchange ("NYSE") under the same symbol (NYSE: MIC) and with the same CUSIP number (55608B105) as previously associated with shares of Macquarie Infrastructure Corporation.
As part of the reorganization, the entity holding the businesses comprising MIC's MIC Hawaii segment was distributed to and became a direct subsidiary of Macquarie Infrastructure Holdings, LLC. For tax purposes, the distribution was deemed to be

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business  – (continued)
a sale of MIC Hawaii by MIC and unitholders were deemed to have received a distribution of the fair market value of the equity of that segment.
On September 23, 2021, MIH completed the AA Transaction, and received $3.525 billion at the closing. The MIH Board elected to return certain proceeds from the AA Transaction to unitholders, declaring a one-time distribution of $37.386817 per common unit of the Company, paid on October 7, 2021 to unitholders of record as of the close of trading on October 4, 2021. The Company's common units traded with due-bills attached from October 1, 2021 through October 7, 2021 pursuant to relevant NYSE rules. In addition, MIH made a disposition payment to the Manager of $228.6 million. See Note 4, “Discontinued Operations and Dispositions” for further information.
The Merger is expected to be completed in the first half of 2022 subject to the approval by the Hawaii Public Utilities Commission ("HPUC") and the satisfaction of customary closing conditions for this type of transaction. Upon the closing of the Merger, the Company will no longer be a publicly traded entity.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company consolidates investments where it has a controlling financial interest. The general condition for a controlling financial interest is ownership of a majority of the voting interest and, therefore, as a general rule, ownership, directly or indirectly, of over 50% of the outstanding voting shares is a condition for consolidation. In addition, if the Company demonstrates that it has the ability to direct policies and management, this may be also an indication for consolidation. For investments in variable interest entities, the Company consolidates when it is determined to be the primary beneficiary of the variable interest entity. The Company is the primary beneficiary in the solar facilities in Hawaii and consolidated these projects accordingly.
Use of Estimates
The preparation of the consolidated financial statements, which are in conformity with generally accepted accounting principles ("GAAP"), requires the Company to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis and the estimates are based on experience, current and expected future conditions, third-party evaluations, and various other assumptions that the Company believes are reasonable under the circumstances. Significant items subject to such estimates and assumptions include the carrying amount of property, equipment, land, and leasehold improvements, intangibles, and goodwill; assets and obligations related to employee benefits; and valuation of derivative instruments. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from the estimates and assumptions used in the financial statements and related notes.
Business Combinations
Acquisitions of businesses that the Company controls are accounted for under the purchase method of accounting. The amounts assigned to the identifiable assets acquired and liabilities assumed in connection with acquisitions are based on estimated fair values as of the date of the acquisition, with the remainder, if any, recorded as goodwill. The fair values are determined by the Company’s management, taking into consideration information supplied by the management of acquired entities and other relevant information. Such information includes valuations supplied by independent appraisal experts for significant business combinations. The valuations are generally based upon future cash flow projections for the acquired assets, discounted to a present value. The determination of fair value requires significant judgment both by management and outside experts engaged to assist in this process.
Cash and Cash Equivalents
The Company considers all highly liquid investments, including commercial paper issued by counterparties with Standard & Poor's rating of A1+ or higher, with maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any investments in commercial paper on December 31, 2021 and 2020.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Summary of Significant Accounting Policies  – (continued)
Restricted Cash
On December 31, 2021 and 2020, restricted cash consists primarily of deposits held by banks to fund certain obligations under its agreements in place at the solar facilities in Hawaii.
Allowance for Doubtful Accounts
The Company uses estimates to determine the amount of allowance for doubtful accounts necessary to reduce accounts receivable to its net realizable value. The Company estimates the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends. Actual collection experience has not varied significantly from estimates primarily due to credit policies and a lack of concentration of accounts receivable. The Company writes-off receivables deemed to be uncollectible to the allowance for doubtful accounts.
Inventory
Inventory consists principally of gas purchased from various third-party vendors and materials and supplies. Gas inventory is stated at the lower of cost or market and materials and supplies inventory are valued at the lower of average cost or market. Inventory sold is recorded using an average cost method at the businesses in Hawaii. Cash flows related to the sale of inventory are classified in net cash provided by operating activities in the consolidated statements of cash flows.
The Company’s inventory balance on December 31, 2021 comprised $4.6 million of inventory for sale and $7.1 million of materials and supplies compared with $2.3 million of inventory for sale and $7.3 million of materials and supplies on December 31, 2020.
Property, Equipment, Land, and Leasehold Improvements
Property, equipment, land, and leasehold improvements are initially recorded at cost. Major renewals and improvements are capitalized while repair and maintenance expenditures are expensed when incurred. Interest expense relating to construction in progress is capitalized as an additional cost of the asset. The Company depreciates property, equipment, and leasehold improvements over their estimated useful lives on a straight-line basis. The estimated economic useful lives range is up to 68 years for buildings, leasehold and land improvements, machinery and equipment, and furniture and fixtures.
Goodwill and Intangible Assets
Goodwill consists of costs in excess of the aggregate purchase price over the fair value of tangible and identifiable intangible net assets acquired in business combinations. The cost of intangible assets with determinable useful lives is amortized over their estimated useful lives of 20 years.
Impairment of Long-lived Assets, Excluding Goodwill
Long-lived assets, including amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by comparing the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted cash flows or value expected to be realized in a third-party sale. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk.
Impairment of Goodwill
Goodwill is tested for impairment at least annually on October 1 or when there is a triggering event that indicates the possibility of an impairment. For the annual impairment test, an entity can make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before performing a quantitative goodwill impairment test, as discussed below. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the quantitative impairment test.
If an entity concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if there is a triggering event that indicates impairment, the entity needs to perform a quantitative impairment test. This requires management to make judgments in determining what assumptions to use in the calculation.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Summary of Significant Accounting Policies  – (continued)
The Company estimates the fair value by estimating the present value of the future discounted cash flows or value expected to be realized in a third-party sale. If the recorded net assets are less than the estimated fair value, then no impairment is indicated. If the recorded amount of goodwill exceeds the estimated fair value, an impairment charge is recorded for the excess. See Note 8, “Intangible Assets and Goodwill”, for further discussions on goodwill impairment testing.
Leases
The Company accounts for leases in accordance with ASC 842, Leases, which requires a lessee to recognize on its balance sheet the right-of-use ("ROU") assets and lease liabilities with lease terms of more than 12 months. The substantial population of the Company’s ROU assets and lease liabilities related to Atlantic Aviation’s operating leases of land, buildings, and certain equipment, which are included in assets and liabilities held for sale as of December 31, 2020. ROU assets represent the Company’s right to use an underlying asset for the lease term and the lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company has made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet and has elected the practical expedient whereby the Company will not separate a qualifying contract into its lease and non-lease components. See Note 5, "Leases", for further disclosure on operating leases.
Impairment of Indefinite-lived Intangibles, Excluding Goodwill
Indefinite-lived intangibles, which consist of trademarks, are considered impaired when the carrying amount of the asset exceeds its estimated fair value. The Company estimates the fair value of each trademark using the relief from royalty method that discounts the estimated net cash flows the Company would have to pay to license the trademark under an arm’s length licensing agreement. If the recorded indefinite-lived intangible is less than its estimated fair value, then no impairment is indicated. Alternatively, if the recorded intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
Debt Financing Costs
The Company capitalizes all direct costs incurred in connection with the issuance of debt as debt financing costs. On December 31, 2021, these costs are amortized over the contractual term of the debt instrument which ranges from 4 to 10 years with a weighted average remaining life of 2.9 years.
Derivative Instruments
From time to time the Company enters into interest rate derivative agreements to minimize potential variations in cash flows resulting from fluctuations in interest rates and their impact on its variable-rate debt. Hawaii Gas enters into commodity cost hedges to mitigate the impact of fluctuations in liquefied petroleum gas ("LPG") prices on its cash flows.
The Company accounts for derivatives and hedging activities in accordance with Accounting Standard Codification ("ASC") 815, Derivatives and Hedging, which requires that all derivative instruments be recorded on the balance sheet at their respective fair values. All movements in the fair value of derivative contracts are recorded directly through earnings. See Note 10, “Derivative Instruments and Hedging Activities”, for further discussions.
Financial Instruments
The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and variable-rate senior debt, are carried at cost, which approximates their fair value because of either the short-term maturity, or competitive interest rates assigned to these financial instruments. The fair values of the Company’s other debt instruments fall within level 1 or level 2 of the fair value hierarchy.
Concentrations of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with financial institutions and its balances may exceed federally insured limits. The Company’s accounts receivable balances are mainly derived from gas sales rendered under contract terms with commercial and private customers located in the United States. On December 31, 2021 and 2020, there were no outstanding accounts receivable due from a single customer that accounted for more than 10% of the total accounts receivable. Additionally, no single customer accounted for more than 10% of the Company’s revenue in 2021, 2020, and 2019.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Summary of Significant Accounting Policies  – (continued)
Foreign Currency Translation
The assets and liabilities of IMTT’s Newfoundland and Quebec locations were translated from their local currency (Canadian dollars) to U.S. dollars at exchange rates in effect at the end of the reporting period and consolidated statement of operations accounts are translated at average exchange rates for the reporting period. Translation gains or losses as a result of changes in the exchange rate were recorded as a component of other comprehensive income (loss) through the date of sale.
Accrued Expenses
Accrued expenses of $18.4 million and $17.8 million on December 31, 2021 and 2020, respectively, primarily consisted of payroll and related liabilities, interest, non-income related taxes, insurance, purchase of property and equipment, and other individually insignificant balances.
Income per Unit
The Company calculates income per unit using the weighted average number of common units outstanding during the period. Diluted income per unit is computed using the weighted average number of dilutive common equivalent units outstanding during the period. Common equivalent units may consist of (i) units issuable upon conversion of the Company’s convertible senior notes (using the if-converted method); (ii) director share units granted to the Company’s independent directors under the 2014 Independent Directors Equity Plan; (iii) stock units granted to certain employees of the Company's operating businesses under the 2016 Omnibus Employee Incentive Plan; and (iv) fees payable to the Manager that will be reinvested in common units by the Manager in a future period, if any. Common equivalent units are excluded from the calculation if their effect is anti-dilutive.
Comprehensive Income (Loss)
The Company follows the requirements of ASC 220, Comprehensive Income, for the reporting and presentation of comprehensive income (loss) and its components, net of taxes. For the Company, the guidance requires unrealized gains or losses on foreign currency translation adjustments and minimum pension liability adjustments to be included in other comprehensive income (loss), net of taxes.
Regulatory Assets and Liabilities
The utility operations of Hawaii Gas are subject to regulation with respect to rates, service, maintenance of accounting records, and various other matters by the HPUC. The established accounting policies recognize the financial effects of the rate-making and accounting practices and policies of the HPUC. Regulated utility operations are subject to the provisions of ASC 980, Regulated Operations. This guidance requires regulated entities to disclose in their financial statements the authorized recovery of costs associated with regulatory decisions. Accordingly, certain costs that otherwise would normally be charged to expense may, in certain instances, be recorded as an asset in a regulatory entity’s balance sheet. The Hawaii Gas business records regulatory assets as costs that have been deferred for which future recovery through customer rates may be approved by the HPUC in a future proceeding. Regulatory liabilities represent amounts included in rates and collected from customers for costs expected to be incurred in the future.
ASC 980 may, at some future date, be deemed inapplicable because of changes in the regulatory and competitive environments or other factors. If the Company were to discontinue the application of this guidance, the Company would be required to write-off its regulatory assets and regulatory liabilities and would be required to adjust the carrying amount of any other assets, including property, plant, and equipment, that would be deemed not recoverable related to these affected operations. The Company believes its regulated operations in the Hawaii Gas business continue to meet the criteria of ASC 980 and that the carrying value of its regulated property, plant, and equipment is recoverable in accordance with established HPUC rate-making practices.
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

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Summary of Significant Accounting Policies  – (continued)
Following the reorganization, the subsidiaries of the Company are owned by an intermediate holding company organized as a limited liability company and classified as a corporation for tax purposes. The intermediate holding company files a combined Hawaii state income tax return and will file a consolidated federal income tax return for the periods after the reorganization.
The intermediate holding company accounts for income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The intermediate holding company and its more than 80% owned subsidiaries will file a consolidated U.S. federal income tax return.
In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.
Reclassifications
Certain reclassifications were made to the consolidated financial statements for the prior periods to conform to current year presentation.
Recently Issued Accounting Standards
In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). The amendments in this ASU impact the accounting for convertible instruments by reducing the number of accounting models used to account for these instruments and amending diluted earnings per share calculations. It also simplifies the requirements for contracts indexed to and potentially settled in an entity's own equity. The amendments in this update are effective for fiscal years ending after December 15, 2021. Early adoption is permitted. The Company adopted this ASU on January 1, 2021 using the modified retrospective method and made an adjustment to the beginning balance to Retained Earnings. The impact of this ASU has been reflected in the consolidated financial statements and disclosures related to the Company's convertible debt instruments. See Note 9, "Long-Term Debt", for further discussions.
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
3. Impact of COVID-19
Visitor arrivals to Hawaii, the primary driver of increases in demand for gas in Hawaii, improved sequentially in the fourth quarter of 2021 as increased visitor confidence levels due to the availability of COVID-19 vaccines and a relatively low level of infections in the islands combined to create an attractive environment for visitors from the U.S. mainland. The rate of recovery in the number of visitors to Hawaii in the future remains uncertain. COVID-19 continues to negatively affect the performance of the Hawaii businesses, although the effects have diminished relative to this time last year. The easing of travel restrictions has resulted in an increase in economic activity and the number of primarily domestic visitors to Hawaii, but not to pre-COVID-19 levels. A significant surge in COVID-19 rates could negatively impact the number of visitors to Hawaii, which would adversely impact our operating results.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Impact of COVID-19  – (continued)
Trends in the number of visitors to Hawaii and demand for gas were positive in the fourth quarter of 2021, although the financial performance of the Company continues to be adversely affected relative to pre-COVID-19 periods. The number of visitors to Hawaii increased to 1.9 million and 6.8 million for the quarter and year ended December 31, 2021, respectively, from 497,000 and 2.7 million for the quarter and year ended December 31, 2020, respectively. The resulting improvement in hotel occupancy, restaurants patronage, and use of commercial laundry services contributed to an increase in gas consumption of 29% and 21% during the quarter and year ended December 31, 2021, respectively, versus the comparable periods in 2020. The number of visitors to Hawaii was lower by 25% and 35% in the quarter and year ended December 31, 2021, respectively, and overall gas consumption was lower by 6% and 11% versus the comparable periods in 2019.
4. Discontinued Operations and Dispositions
The Company accounts for disposals that represent a strategic shift that should have or will have a major effect on operations as discontinued operations in the consolidated statements of operations commencing in the period in which the business or group of businesses meets the criteria of a discontinued operation. These results include any gain or loss recognized on disposal or adjustment of the carrying amount to fair value less cost to sell.
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
The sale of Atlantic Aviation was part of the Company's efforts to unlock value for its unitholders. On September 21, 2021, the shareholders of MIC approved the AA Transaction at the Special Meeting and therefore the Company determined that each of the criteria to be classified as held for sale under ASC 205-20, Presentation of Financial Statements — Discontinued Operations, had been met as it relates to Atlantic Aviation. It was additionally determined that the sale of Atlantic Aviation is considered a strategic shift for the Company that will have a major effect on operations. Accordingly, Atlantic Aviation was classified as a discontinued operation and the Atlantic Aviation segment was eliminated. All prior periods have been restated to reflect these changes.
The Company recognized a book gain on sale of approximately $2.95 billion as a result of the AA Transaction. The Company incurred $50.2 million in transaction costs and a disposition payment of $228.6 million to its Manager, both of which are included in Selling, general and administrative expenses in the consolidated statement of operations.
A summary of assets and liabilities held for sale included in the Company's consolidated balance sheet related to the Atlantic Aviation business ("AA Business") as of December 31, 2020 are as follows ($ in thousands):

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Discontinued Operations and Dispositions  – (continued)

As of December 31, 2020
Assets
Cash and cash equivalents	$309,955
Restricted cash	10,121
Accounts receivable, net of allowance for doubtful accounts	23,749
Other current assets	20,583
Total current assets	364,408
Property, equipment, land, and leasehold improvements, net	556,825
Operating lease assets, net	313,014
Goodwill	496,746
Intangible assets, net	452,664
Other noncurrent assets	1,345
Total assets	$2,185,002
Liabilities
Accounts payable and accrued expenses	$45,702
Current portion of long-term debt	10,250
Operating lease liabilities - current	15,138
Income taxes payable, net	132,113
Other current liabilities	13,270
Total current liabilities	216,473
Long-term debt, net of current portion	976,190
Deferred income taxes	100,405
Operating lease liabilities - noncurrent	303,728
Other noncurrent liabilities	17,034
Total liabilities	$1,613,830

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Discontinued Operations and Dispositions  – (continued)

Summarized financial information for discontinued operations included in the Company's consolidated statement of operations related to the AA Business for the years ended December 31, 2021, 2020 and 2019, respectively, are as follows ($ in thousands):

	Year Ended December 31,
	2021	2020	2019
Service revenue	$678,485	$667,070	$969,198
Cost of services	(286,078)	(238,599)	(448,136)
Selling, general and administrative expenses	(195,677)	(249,879)	(263,255)
Depreciation and amortization	(69,792)	(100,112)	(106,255)
Interest expense, net	(32,036)	(64,987)	(76,856)
Gain on sale of business	2,953,873	—	—
Other income, net	2,036	323	3,005
Net income from discontinued operations before income taxes	3,050,811	13,816	77,701
Provision for income taxes	(66,458)	(122,642)	(26,377)
Net income (loss) from discontinued operations attributable to MIH	$2,984,353	$(108,826)	$51,324

IMTT Transaction
On December 23, 2020, the Company completed the sale of IMTT to an affiliate of Riverstone Holdings, LLC for $2.67 billion, net of closing adjustments, and including assumed debt including accrued interest of approximately $1.11 billion. The net proceeds of $1.55 billion were used to: (i) pay a special dividend of $11.00 per unit on January 8, 2021; (ii) pay capital gains taxes in April 2021; (iii) pay transaction costs; (iv) pay a disposition payment under the Disposition Agreement, dated October 30, 2019, to its Manager; and (v) repurchase a portion of its 2.00% Convertible Senior Notes.
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

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Discontinued Operations and Dispositions  – (continued)

Summarized financial information for discontinued operations included in the Company’s consolidated statement of operations related to the IMTT segment for the years ended December 31, 2020 and 2019 are as follows ($ in thousands):

	Year Ended December 31,
	2020	2019
Service revenue	$488,284	$515,102
Cost of services	(192,884)	(204,146)
Selling, general and administrative expenses	(38,094)	(33,158)
Impairment	(750,000)	—
Depreciation and amortization	(102,193)	(132,768)
Interest expense, net	(42,715)	(47,930)
Other (expense) income, net(1)	(60,874)	1,116
Net (loss) income from discontinued operations before income taxes	(698,476)	98,216
Provision for income taxes	(23,777)	(23,866)
Net (loss) income from discontinued operations attributable to MIH	$(722,253)	$74,350

(1)Other income, net, includes loss of approximately $69.6 million from the sale of IMTT in 2020.
Renewable Businesses Sale
During the fourth quarter of 2018, the Company commenced a sale process involving its portfolios of 142 megawatts ("MW") (gross) of solar generation assets and 203 MW (gross) of wind generation assets. In July 2019, the Company completed the sales of its wind power generating portfolio and all but one of the assets in its solar power generating portfolio. The sale of the remaining solar facility closed during September 2019. Upon closing of the transactions involving the portfolios of operating solar and wind assets, the Company deconsolidated $295.1 million of long-term debt. In July 2019, the Company also completed the sale of its majority interest in a renewable power development business. The Company may be entitled to a deferred purchase price from the sale of its interest in the renewable power development business based on the sale of certain projects by the purchaser in the future.
The aggregate gross proceeds to the Company from the above sales were $275.2 million, or $223.8 million net of taxes and transaction related expenses. Upon closing of the transactions, the Company recorded a pre-tax gain of $81.7 million excluding any transaction costs. The Company incurred $9.7 million in professional fees in relation to these transactions, which is included in Selling, general and administrative expenses in the consolidated statement of operations. In 2019, the Company recorded approximately $41.7 million in current tax expense primarily related to the gain on sale.
The combination of the disposal of Bayonne Energy Center in 2018 and the commencement of the sale process of substantially all of its portfolio of solar and wind facilities represented a strategic shift for the Company which will have a major effect on operations. Accordingly, beginning in the fourth quarter of 2018, these businesses were classified as discontinued operations and the Contracted Power segment was eliminated. There was no write-down of the carrying amount of the solar and wind facility assets as a result of this change in classification. The assets and liabilities of the solar and wind facilities have been classified as held for sale in the consolidated balance sheets up until the date those assets were disposed.
During the first quarter of 2019, the Company also commenced the sale of its majority interest in its renewable power development business that was reported as part of the Company’s Corporate and Other segment in the fourth quarter of 2018. Accordingly, beginning in the first quarter of 2019, the results of this business were classified as discontinued operations and the assets and liabilities of this business were classified as held for sale in the consolidated balance sheets through the date of sale. The Company did not restate the prior period related to the commencement of the sale process involving its majority interest in a renewable power development business as the disposition was insignificant. A remaining relationship with a third-party developer of renewable power facilities had been reported as a component of Corporate and Other through the expiration of the relationship in July 2019.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Discontinued Operations and Dispositions  – (continued)

Summarized financial information for discontinued operations included in the Company’s consolidated statement of operations related to its former Contracted Power segment for 2019 is as follows ($ in thousands):

Year ended December 31,
2019
Product revenue	$44,411
Cost of product sales	(7,389)
Selling, general and administrative expenses	(19,148)
Depreciation and amortization	(608)
Interest expense, net	(12,888)
Other income, net(1)	81,156
Net income from discontinued operations before income taxes	85,534
Provision for income taxes	(32,803)
Net income from discontinued operations	52,731
Less: net loss attributable to noncontrolling interests	(3,109)
Net income from discontinued operations attributable to MIH	$55,840

(1)Other income, net, includes gains of approximately $80.2 million from the sale of renewable businesses in 2019.
5. Leases
The Company has operating leases primarily for land, buildings, office space, and certain office equipment under non-cancellable lease agreements. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. Some leases include one or more options to renew, with renewal terms that can extend the lease term from one to 10 years or more. The exercise of these lease renewal options is at the Company’s sole discretion. Cash paid for operating leases is reported in operating activities on the consolidated statement of cash flows. On December 31, 2021, 2020 and 2019, the Company did not have any finance leases.
The Company’s operating lease expenses recorded within the consolidated statement of operations for 2021, 2020 and 2019 were as follows ($ in thousands):

Income Statement Classification	Year Ended December 31,
	2021	2020	2019
Cost of product sales	$2,267	$2,301	$2,295
Selling, general and administrative	244	248	240
Total operating lease expense(1)	$2,511	$2,549	$2,535

(1)Includes expense related to leases less than one year of $105,000 for both 2021 and 2020, and $179,000 for 2019. Includes variable lease expense of $323,000, $345,000 and $330,000 in 2021, 2020 and 2019, respectively.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. Leases – (continued)
On December 31, 2021, 2020 and 2019, the weighted-average remaining operating lease term was 10.0 years, 9.7 years and 9.8 years, respectively, with a weighted average discount rate of 5.3%, 4.8% and 4.7%, respectively. The following table represents the future maturities of lease liabilities on December 31, 2021 ($ in thousands):

2022	$2,350
2023	2,230
2024	1,990
2025	1,731
2026	1,672
Thereafter	6,936
Total lease payment	16,909
Less: interest	(4,305)
Present value of lease liability	$12,604

6. Income per Unit
Following is a reconciliation of the basic and diluted (loss) income per unit computations ($ in thousands, except unit and per unit data):

	Year ended December 31,
	2021	2020	2019
Numerator:
Basic and diluted net loss from continuing operations attributable to MIH	$(300,485)	$(96,782)	$(25,006)
Basic and diluted net income (loss) from discontinued operations attributable to MIH	$2,984,353	$(831,079)	$181,514
Denominator:
Weighted average number of units outstanding: basic	87,791,951	86,951,642	86,178,212
Weighted average number of units outstanding: diluted	87,791,951	86,951,642	86,178,212

	Year ended December 31,
	2021	2020	2019
Income per unit:
Basic loss per unit from continuing operations attributable to MIH	$(3.42)	$(1.11)	$(0.29)
Basic income (loss) per unit from discontinued operations attributable to MIH	33.99	(9.56)	2.11
Basic income (loss) per unit attributable to MIH	$30.57	$(10.67)	$1.82

Diluted loss per unit from continuing operations attributable to MIH	$(3.42)	$(1.11)	$(0.29)
Diluted income (loss) per unit from discontinued operations attributable to MIH	33.99	(9.56)	2.11
Diluted income (loss) per unit attributable to MIH	$30.57	$(10.67)	$1.82

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Income per Unit  – (continued)
The following represents the weighted average potential dilutive common units that were excluded from the diluted income per unit calculation:

	Year ended December 31,
	2021	2020	2019
Restricted unit grants	109,185	108,760	26,089
2.875% Convertible Senior Notes due July 2019(1)	—	—	1,321,243
2.00% Convertible Senior Notes due October 2023(2)	1,689,203	3,634,173	3,634,173
Total	1,798,388	3,742,933	4,981,505

(1) On July 15, 2019, the Company fully repaid the outstanding balance on the 2.875% Convertible Senior Notes due July 2019 at maturity using cash on hand. The weighted average units reflect the “if-converted” impact to dilutive common units through the maturity date of the Notes.
(2) During 2021, the Company repurchased $395.7 million in aggregate principal amount of the 2.00% Convertible Senior Notes, of which $358.6 million and $26.9 million were repurchased in tender offers on March 16, 2021 and October 22, 2021, respectively. For 2021, the weighted average units reflect the “if-converted” dilutive impact to common units for the repurchased Notes for the period that the Notes were outstanding and the impact of the increase to the conversion rate following the special dividend pertaining to the IMTT Transaction and the one-time distribution pertaining to the AA Transaction paid on January 8, 2021 and October 7, 2021, respectively. See Note 9, “Long-Term Debt”, for further discussions.
7. Property, Equipment, Land, and Leasehold Improvements
Property, equipment, land, and leasehold improvements on December 31, 2021 and 2020 consist of the following ($ in thousands):

	As of December 31,
	2021	2020
Land	$10,710	$10,710
Buildings	4,427	4,142
Leasehold and land improvements	20,003	19,824
Machinery and equipment	376,924	363,379
Furniture and fixtures	3,740	3,664
Construction in progress	11,313	11,524
	427,117	413,243
Less: accumulated depreciation	(129,927)	(115,868)
Property, equipment, land, and leasehold improvements, net	$297,190	$297,375
8. Intangible Assets and Goodwill
Intangible assets on December 31, 2021 and 2020 consist of the following ($ in thousands):

	As of December 31,
	2021	2020
Customer relationships	$7,400	$7,400
Trade names	8,500	8,500
Leasehold rights	100	100
	16,000	16,000
Less: accumulated amortization	(11,502)	(11,077)
Intangible assets, net	$4,498	$4,923

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. Intangible Assets and Goodwill  – (continued)
On December 31, 2021, the Company had $4.5 million in trade names net of accumulated amortization related to "The Gas Company", which is being amortized over its estimated useful life.
Amortization expense of intangible assets totaled $425,000 in 2021, 2020, and 2019, respectively. The estimated future amortization expense for amortizable intangible assets to be recognized are ($ in thousands):

2022	$425
2023	425
2024	425
2025	425
2026	425
Thereafter	2,373
Total	$4,498

The goodwill balance on December 31, 2021 comprised the following ($ in thousands):

	Atlantic Aviation	Hawaii	Total
Goodwill acquired in business combinations, net of disposals, on December 31, 2020	$620,599	$123,333	$743,932
Accumulated impairment charges	(123,200)	(3,215)	(126,415)
Other	(653)	75	(578)
Transfer to asset held for sale	(496,746)	—	(496,746)
Balance on December 31, 2020	—	120,193	120,193
Balance on December 31, 2021	$—	$120,193	$120,193

The Company tests for goodwill impairment annually on October 1 of each year and between annual tests if a triggering event indicates the possibility of an impairment. With the signing of the Merger, the Company will evaluate goodwill for impairment having regard to the Merger transaction value. See Note 1, "Organization and Description of Business" for discussions on the Merger. On December 31, 2021 and 2020, there were no new triggering events that indicated impairment.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Long-Term Debt
The Company is capitalized in part using floating rate bank debt with medium-term maturities generally between four and seven years. The Company may hedge the floating rate exposure for these facilities. The Company has also used longer dated private placement debt and other forms of capital including bond or hybrid debt instruments to capitalize its operations. In general, the debt facilities are non-recourse to the Company and there are no cross-collateralization or cross-guarantee provisions in these facilities. All of the term debt facilities described below contain customary financial covenants, including maintaining certain financial ratios, and limitations on capital expenditures and additional debt. The facilities include events of default, representations and warranties, and other covenants that are customary for facilities of this type. For a description of related party transactions associated with the Company’s long-term debt, see Note 13, “Related Party Transactions”.
On December 31, 2021 and 2020, the Company’s consolidated long-term debt comprised of the following ($ in thousands):

	As of December 31,
	2021	2020
Term Loan - Hawaii Gas	$80,000	$180,000
Term Loan - Solar Facilities in Hawaii	12,698	13,758
2.00% Convertible Senior Notes	6,821	391,252
Total	99,519	585,010
Current portion	(1,107)	(1,060)
Long-term portion	98,412	583,950
Unamortized debt financing costs(1)	(757)	(5,781)
Long-term portion less unamortized debt discount and debt financing costs	$97,655	$578,169

(1)The weighted average remaining life of the debt financing costs on December 31, 2021 was 2.9 years.
The following table represents the future maturities of long-term debt balances on December 31, 2021 ($ in thousands).

2022	$1,107
2023	7,976
2024	81,204
2025	1,258
2026	7,974
Thereafter	—
Total	$99,519

2.00% Convertible Senior Notes due October 2023 (2.00% Convertible Senior Notes)
In October 2016, the Company completed an underwritten public offering of a seven year, $402.5 million aggregate principal amount of 2.00% Convertible Senior Notes. The Notes are convertible, at the holder’s option, only upon satisfaction of one or more conditions set forth in the indenture governing the Notes. Upon conversion, the Company will pay or deliver, as the case may be, cash, common units of the Company, or a combination thereof, at the Company’s election.
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
On January 1, 2021, the Company adopted ASU 2020-06 under the modified retrospective method. ASU 2020-06 removes the accounting for cash conversion feature of the Notes such that the Notes would only be classified as a liability. The

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Long-Term Debt  – (continued)
adoption of ASU 2020-06 resulted in the reversal of the initial equity component recorded of $26.7 million and made an adjustment to the beginning balance to Retained Earnings of $7.0 million primarily for the reversal of the amortization of debt discount taken through that date, net of taxes.
During 2021, the Company repurchased $395.7 million in aggregate principal amount of the 2.00% Convertible Senior Notes, of which $358.6 million and $26.9 million were repurchased in tender offers on March 16, 2021 and October 22, 2021, respectively. In connection with the repurchases, the Company incurred $1.2 million of transaction costs and wrote-off $3.7 million of debt financing costs recorded in Selling, general and administrative expenses and Interest Expense, respectively, in the consolidated statements of operations.
On December 31, 2021, the outstanding balance of the liability component of the 2.00% Convertible Senior Notes was $6.8 million which approximated its fair value. The conversion rate was 162.9223 common units per $1,000 principal amount on December 31, 2021.
The 2.00% Convertible Senior Notes consisted of the following ($ in thousands):

	As of December 31,
	2021(1)	2020
Liability Component:
Principal	$6,821	$402,500
Unamortized debt discount	—	(11,248)
Long-term debt, net of unamortized debt discount	6,821	391,252
Unamortized debt financing costs	—	(4,134)
Net carrying amount	$6,821	$387,118
Equity Component	$—	$26,748

(1) Reflects the repurchase of 2.00% Convertible Senior Notes and the adoption of ASU No. 2020-06 effective January 1, 2021.

In 2021, 2020, and 2019, total interest expense recognized related to the 2.00% Convertible Senior Notes consisted of the following ($ in thousands):

	Year ended December 31,
	2021	2020	2019
Contractual interest expense	$2,171	$8,050	$8,050
Amortization of debt discount	—	3,858	3,741
Amortization of debt financing cost	413	1,503	1,503
Write-off of debt financing cost	4,016	—	—
Total interest expense	$6,600	$13,411	$13,294

The key terms of the 2.00% Convertible Senior Notes are summarized in the table below.

Facility Terms	2.00% Convertible Senior Notes
Amount outstanding on December 31, 2021	$6.8 million
Maturity	October 2023
Amortization	Payable at maturity or convertible at the holder’s option into cash, the Company’s units, or a combination thereof, only upon satisfaction of one or more conditions set forth in the indenture
Interest Rate	2.00% payable on April 1st and October 1st of each year
Security	Unsecured

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Long-Term Debt  – (continued)
Hawaii Gas
On February 10, 2016, Hawaii Gas completed the refinancing of its existing $80.0 million term loan and $60.0 million revolving credit facility. The $80.0 million term loan bears interest at a variable rate of LIBOR plus an applicable margin between 1.00% and 1.75%. The variable rate component of the debt was fixed at 0.99% using an interest rate swap contract, that expired upon maturity in February 2020. The revolving credit facility bears interest at a variable rate of LIBOR plus an applicable margin between 1.00% and 1.75% and is unhedged. In February 2018, Hawaii Gas exercised the second of two one-year extensions related to its $80.0 million secured term loan facility and its $60.0 million revolving credit facility extending their respective maturities to February 2023. During the quarter ended June 30, 2021, Hawaii Gas extended the maturity on its term loan and revolving credit facility from February 2023 to February 2024. The $60.0 million revolving credit facility was undrawn on December 31, 2021 and 2020.
On December 31, 2020, Hawaii Gas also had $100.0 million of fixed rate senior notes outstanding that had a fair value of approximately $105.0 million. On April 19, 2021, Hawaii Gas fully repaid all of its $100.0 million senior secured notes outstanding and incurred a $4.7 million 'make-whole' payment and wrote-off $154,000 of debt financing costs both recorded in Interest Expense in the consolidated statement of operations.
The key terms of the term loan and revolving credit facility of Hawaii Gas are summarized in the table below.

Facility Terms	Holding Company Debt	Operating Company Debt
Borrowers	HGC Holdings LLC ("HGC")	The Gas Company, LLC ("TGC")
Facilities	$80.0 million term loan (fully drawn at December 31, 2021)	$60.0 million revolving credit facility (undrawn at December 31, 2021)
Maturity	February 2024	February 2024
Amortization	Payable at maturity	Revolving, payable at maturity
Interest Rate	LIBOR plus 1.25% on December 31, 2021	LIBOR plus 1.00% on December 31, 2021
Commitment Fees	—	0.175% on the undrawn portion
Collateral	First lien on all assets of HGC and its subsidiaries	First lien on all assets of TGC and its subsidiaries

Solar Facilities
In July 2016, the solar facilities in Hawaii entered into a ten year, $18.0 million amortizing term loan facility. The interest rate on this term loan facility floats at LIBOR plus 2.00%. The interest rate was fixed at 3.38% using an interest rate swap contract through June 30, 2026. On December 31, 2021 and 2020, the outstanding balance on the term loan was $12.7 million and $13.8 million, respectively.
10. Derivative Instruments and Hedging Activities
From time to time, the Company enters into interest rate agreements to minimize potential variations in cash flows resulting from fluctuations in interest rates and their impact on its variable-rate debt. The Company does not enter into derivative instruments for any purpose other than economic interest rate hedging. That is, the Company does not speculate using derivative instruments. In addition, Hawaii Gas enters into commodity hedge contracts to mitigate the impact of fluctuations in LPG prices on its cash flows.
By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. Conversely, when the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not pose a credit risk. The Company minimizes the credit risk in derivative instruments by entering into transactions with creditworthy counterparties.
Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest rates is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Derivative Instruments and Hedging Activities  – (continued)
Interest Rate Contracts
The Company has in place variable-rate debt. Interest rate swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps currently in place, the Company receives variable interest rate payments and makes fixed rate interest payments, thereby creating the equivalent of fixed-rate debt for the portion of the debt that is swapped.
The Company does not use hedge accounting. All movements in the fair value of the interest rate derivatives are recorded directly through earnings.
Hawaii Gas had an $80.0 million interest rate swap that fully hedged its term loan. The interest rate swap expired in February 2020. To finance its solar facilities, the Company entered into a ten year, amortizing term loan facility that floats at LIBOR plus 2.00%. This term loan facility is fully hedged with an amortizing interest rate swap contract that is scheduled to amortize concurrently with the term loan and fixes the interest rate at 3.38%.
Commodity Price Hedges
The risks associated with fluctuations in the prices that Hawaii Gas pays for LPG is principally a result of market forces reflecting changes in supply and demand. Hawaii Gas’ gross margin (revenue less cost of product sales excluding depreciation and amortization) is sensitive to changes in LPG supply costs and Hawaii Gas may not always be able to pass through cost increases fully or on a timely basis, particularly when product costs rise rapidly. To reduce its exposure to the volatility of the business’ LPG wholesale market price, Hawaii Gas has used and expects to continue to use over-the-counter commodity derivative instruments. Hawaii Gas does not use commodity derivative instruments for speculative or trading purposes. Over-the-counter derivative instruments used by Hawaii Gas to hedge a portion of forecasted purchases of LPG are generally settled at expiration of the contract. On December 31, 2021, Hawaii Gas had 60.7 million gallons of LPG hedged through May 2024.
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
The Company’s fair value measurements of its derivative instruments and the related location of the assets and liabilities within the consolidated balance sheets on December 31, 2021 and 2020 were ($ in thousands):

Balance Sheet Classification	Assets (Liabilities) at Fair Value as of December 31,
	2021	2020
Fair value of derivative instruments - other current assets	$909	$935
Fair value of derivative instruments - other noncurrent assets	470	—
Total derivative contracts - assets	$1,379	$935

Fair value of derivative instruments - other current liabilities	$(122)	$(172)
Fair value of derivative instruments - other noncurrent liabilities	—	(449)
Total derivative contracts - liabilities	$(122)	$(621)

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Derivative Instruments and Hedging Activities  – (continued)
The Company’s hedging activities during 2021, 2020, and 2019 and its related location within the consolidated statement of operations were ($ in thousands):

Income Statement Classification	Gain (Loss) Recognized for the Year ended December 31,
	2021	2020	2019
Interest expense – interest rate swaps	$333	$(912)	$(875)
Cost of product sales – commodity swaps	5,946	883	(10,082)
Total	$6,279	$(29)	$(10,957)

All of the Company’s derivative instruments are collateralized by the assets of the respective businesses.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Unitholders’ Equity
Classes of Equity
The Company is authorized to issue (i) 500,000,000 common units, (ii) 100 special units, and (iii) 100,000,000 preferred units. On December 31, 2021, the Company had 88,343,762 common units issued and outstanding and 100 special units issued to its Manager and outstanding. There was no preferred units issued or outstanding on December 31, 2021. Each outstanding common unit of the Company is entitled to one vote on any matter with respect to which holders of units are entitled to vote.
The sole purpose for the special units was to preserve the Manager’s right to appoint one director to serve as the chairman of the Board. The special units is not listed on any stock exchange and is non-transferable. Holders of special units are not entitled to any dividends or to share in any distribution of assets upon the liquidation or dissolution of the Company.
Distributions
The Company’s Board have made or declared the following distributions during 2021, 2020, and 2019:

Declared	Period Covered	$ per Unit	Record Date	Payable Date
September 23, 2021	(1)	$37.386817	October 4, 2021	October 7, 2021
December 23, 2020	(2)	11.00	January 5, 2021	January 8, 2021
February 14, 2020	Fourth quarter 2019	1.00	March 6, 2020	March 11, 2020
October 29, 2019	Third quarter 2019	1.00	November 11, 2019	November 14, 2019
July 30, 2019	Second quarter 2019	1.00	August 12, 2019	August 15, 2019
April 29, 2019	First quarter 2019	1.00	May 13, 2019	May 16, 2019
February 14, 2019	Fourth quarter 2018	1.00	March 4, 2019	March 7, 2019

(1)One-time distribution declared and paid out of the proceeds from the AA Transaction. Units of MIH traded with "due bills" attached through October 7, 2021 and traded ex-distribution on October 8, 2021.
(2)Special dividend declared and paid out of the proceeds from the IMTT Transaction. Units of MIH traded with “due-bills” attached through January 8, 2021 and traded ex-dividend on January 11, 2021.
As a result of the completion of and distribution of certain proceeds from the AA Transaction in September 2021 and the signing of the Merger in June 2021, the Company does not expect to pay further distributions.
The distributions paid have been recorded as a reduction to Common Units Paid in Capital in the unitholders’ equity section of the consolidated balance sheets. The one-time distribution declared and paid out of the proceeds from the AA Transaction was recorded as a reduction to Retained Earnings in the unitholders' equity section of the consolidated balance sheets.
2014 Independent Directors Equity Plan ("2014 Plan")
In 2014, MIC adopted, and MIC’s stockholders approved, the 2014 Plan to replace the 2004 Independent Directors Equity Plan, which expired in December 2014. The purpose of this plan is to promote the long-term growth and financial success of the Company by attracting, motivating, and retaining independent directors of outstanding ability. Only the Company’s independent directors may participate in the 2014 Plan. The only type of award that may be granted under the 2014 Plan is an award of director shares. Each share is an unsecured promise to transfer one share on the settlement date, subject to satisfaction of the applicable terms and conditions. During the quarter ended June 30, 2021, the number of units available under the 2014 Plan was increased by 70,668 in accordance with the terms of the Plan as a result of the special dividend paid in connection with the IMTT Transaction. The maximum number of units available for issuance under the 2014 Plan is 370,668 units, of which 227,832 units remained available for issuance on December 31, 2021. Subsequent to December 31, 2021, the number of units available under the 2014 Plan was increased to 2,481,999 in accordance with the terms of the Plan as a result of the one-time distribution paid in connection with the AA Transaction. The aggregate grant date fair value of awards granted to an independent director during any single fiscal year (excluding awards made at the election of the independent director in lieu of all or a portion of annual and committee cash retainers) may not exceed $350,000. The 2014 Plan does not provide a formula

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Unitholders’ Equity  – (continued)
for the determination of awards and the Compensation Committee will have the authority to determine the size of all awards under the 2014 Plan, subject to the limits on the number of director share units that may be granted annually.
Since 2019, the Company has granted and issued the following stock to the Board under the 2014 Plan:

Date of Grant	Units Granted	Grant Date Fair Value ($ per unit)	Date of Vesting
May 15, 2019	21,390	$42.01	May 13, 2020
May 14, 2020	32,112	27.43	May 11, 2021
March 9, 2021(1)	12,024	30.48	May 11, 2021
May 19, 2021	25,974	34.90	September 23, 2021(2)

(1)Represents additional restricted stock unit grants to independent directors to preserve the economic value of the unvested grants after giving effect to the special dividend made in connection with the IMTT Transaction.
(2)These director share units fully vested as a result of the AA Transaction, which constituted a change in control as defined in the 2014 Plan.
Compensation expense related to the director share units was $1.3 million, $880,000, and $963,000 in 2021, 2020 and 2019, respectively.
2016 Omnibus Employee Incentive Plan ("2016 Plan")
On May 18, 2016, the Company adopted the 2016 Plan. The 2016 Plan provides for the issuance of equity awards to attract, retain, and motivate employees, consultants, and others who perform services for the Company and its subsidiaries. Under the 2016 Plan, the Compensation Committee determines the persons who will receive awards, the time at which they are granted, and the terms of the awards. Type of awards include stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, cash-based awards, and other stock-based awards. Common units underlying forfeited awards are available for future grants. On March 28, 2019, the Company’s Board adopted Amendment No. 1 to the 2016 Plan (the "Amendment"), which was approved in May 2019 by the Company’s unitholders at the 2019 Annual Meeting of Shareholders. The Amendment, among other things, increased the number of common units available for grant under the 2016 Plan from 500,000 to 1,500,000. Subsequent to December 31, 2021, the number of units available increased to 19,259,340 in accordance with the term of the 2016 Plan as a result of the special dividend paid in connection with the IMTT Transaction and the one-time distribution in connection with the AA Transaction.
In connection with the reorganization, MIH assumed all obligations under MIC’s stock incentive plans. All rights of participants to acquire shares of common stock of MIC under the stock incentive plans converted into rights to acquire common units of MIH in accordance with the terms of the Stock Incentive Plans.
Short-Term Incentive Plan ("STIP") for MIH Operating Businesses —  Restricted Stock Units ("RSUs")
During the quarter ended March 31, 2019, the Company established the STIP to provide cash and stock-based incentives to eligible employees of its operating businesses under the Company’s 2016 Plan. In general, the cash component comprises approximately 75% of any incentive award and is paid in a lump-sum. The remaining 25% of any incentive award is in the form of RSUs representing an interest in the common units of the Company. RSUs are granted following assessment of performance against Key Performance Indicators post the one-year performance period and vest in two equal annual installments following the grant date.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Unitholders’ Equity  – (continued)
The following represents unvested STIP RSU grants through December 31, 2021:

	STIP Grants
	Number of RSUs (in units)	Weighted Average Grant-Date Fair Value (per unit)
Unvested balance on December 31, 2019	—	$—
Granted	55,661	24.50
Forfeited	(1,468)	24.50
Vested(1)	(19,566)	32.57
Unvested balance on December 31, 2020	34,627	$24.50
Granted(2)	286,013	4.89
Forfeited	(215)	24.92
Vested(3)	(68,776)	31.03
Unvested balance on December 31, 2021	251,649	$2.49

(1)As a result of the IMTT Transaction, the Company's Compensation Committee and Board approved the accelerated vesting of the STIP RSU grants for eligible employees of IMTT.
(2)During the quarter ended March 31, 2021, the Company granted an additional 12,614 RSUs to preserve the economic value of the unvested RSUs after giving effect to the special dividend made in connection with the IMTT Transaction. During the quarter ended December 31, 2021, the Company granted an additional 228,943 RSUs to preserve the economic value of the unvested RSUs after giving effect to the one-time distribution made in connection with the AA Transaction.
(3)As a result of the AA Transaction, the Company's Compensation Committee and Board approved the accelerated vesting of the STIP RSU grants for eligible employees of Atlantic Aviation and MIC Global Services ("MGS"). These RSUs were fully vested on September 23, 2021.
On December 31, 2021, the grant date fair value of the unvested awards was $628,000, and is expected to be recognized over a weighted-average period of 1.0 year. Compensation expense related to the STIP RSUs was $2.1 million and $1.1 million for 2021 and 2020, respectively (which includes the former eligible participants of IMTT, Atlantic Aviation, and MGS). No compensation expense related to the STIP RSUs was recorded in 2019.
As a result of the IMTT Transaction, the Company's Compensation Committee and Board of Directors approved an accelerated vesting of STIP RSU grants relating to former eligible employees of IMTT. These RSUs were fully vested in common units on December 23, 2020. This acceleration changed the terms of the vesting conditions and are therefore treated as modifications in accordance with ASC 718, Stock Based Compensation. This resulted in $398,000 of additional compensation expense recorded in discontinued operations during 2020.
As a result of the AA Transaction, the Company's Compensation Committee and Board of Directors approved an accelerated vesting of STIP RSU grants relating to former eligible employees of Atlantic Aviation and MGS. These RSUs were fully vested in common units on September 23, 2021. This acceleration changed the terms of the vesting conditions and are therefore treated as modifications in accordance with ASC 718, Stock Based Compensation. This resulted in $965,000 of additional compensation expense recorded in discontinued operations during 2021.
From time to time, the Company can issue RSUs to award or retain employees, or to attract new employees, or other reasons by providing special grants of RSUs. Vesting dates and terms can vary for each award at the discretion of the Company.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Unitholders’ Equity  – (continued)
The following represents unvested Special RSUs granted through December 31, 2021:

	Special RSU Grants
	Number of RSUs (in units)	Weighted Average Grant-Date Fair Value (per unit)
Unvested balance on December 31, 2019	6,067	$40.30
Granted	4,602	23.50
Vested	(5,702)	26.74
Unvested balance on December 31, 2020	4,967	$40.30
Granted(1)	1,860	—
Vested	(6,827)	29.32
Unvested balance on December 31, 2021	—	$—

(1)During the quarter ended March 31, 2021, the Company granted an additional 1,860 RSUs to preserve the economic value of the unvested RSUs after giving effect to the special dividend made in connection with the IMTT Transaction.
Compensation expense related to the Special RSU grants was $200,000, $152,000, and insignificant for 2021, 2020, and 2019, respectively.
Long-Term Incentive Plan ("LTIP") for MIH Operating Businesses —  Performance Stock Units ("PSUs")
During the quarter ended March 31, 2019, the Company established the LTIP pursuant to which it may make stock-based incentive awards to eligible employees of its operating businesses. The awards would take the form of PSUs convertible into common units of the Company as authorized under its 2016 Plan. The number of PSUs a participant may be awarded reflects a target level of performance by the participant. The participant may be awarded more (over performance limit) or less (threshold limit) than the target number of PSUs based on their achievements relative to Key Performance Indicators during the three-year performance period. Following finalization of the participant’s performance review at the end of the third year of the program, the Company may award the PSUs.
The following represents unvested LTIP grants through December 31, 2021 at the target level of performance:

	LTIP Grants (at Target)
	Number of PSUs (in units)	Weighted Average Grant-Date Fair Value (per unit)
Unvested balance on December 31, 2019	125,194	$39.62
Forfeited	(18,965)	39.70
Vested(1)	(34,708)	39.88
Unvested balance on December 31, 2020	71,521	$39.47
Granted(2)	1,205,242	5.73
Forfeited(3)	(86,384)	31.39
Vested(3)	(135,493)	37.93
Unvested balance on December 31, 2021	1,054,886	$2.76

(1)As a result of the IMTT Transaction, the Company's Compensation Committee and Board approved the accelerated vesting of the LTIP PSU grants for former eligible employees of IMTT.
(2)During the quarter ended March 31, 2021, the Company granted an additional 26,004 PSUs to preserve the economic value of the unvested PSUs after giving effect to the special dividend made in connection with the IMTT Transaction. During the quarter ended December 31, 2021, the Company granted an additional 959,700 PSUs to preserve the economic value of the unvested PSUs after giving effect to the one-time distribution made in connection with the AA Transaction.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Unitholders’ Equity  – (continued)
(3)As a result of the AA Transaction, the Company's Compensation Committee and Board approved the accelerated vesting of the LTIP PSU grants for former eligible employees of Atlantic Aviation and MGS. These PSUs were fully vested on September 23, 2021.
On December 31, 2021, depending upon actual performance, the number of PSUs to be issued will vary from zero to 1,846,051, net of forfeitures. On December 31, 2021, the grant date fair value of the unvested awards was $2.9 million, reflecting target performance by all participants. In 2021, 2020, and 2019, the Company recognized $5.7 million, $2.1 million and $911,000 (which includes the former eligible participants of IMTT, Atlantic Aviation, and MGS), respectively, of compensation expense related to the LTIP. On December 31, 2021, the unrecognized compensation cost related to unvested PSU awards was approximately $1.3 million at target level performance. If target level performance is achieved, the unrecognized cost is expected to be recognized over a weighted-average period of 1.4 years.
As a result of the IMTT Transaction, the Company's Compensation Committee and Board of Directors approved an accelerated vesting of LTIP PSU grants relating to former eligible employees of IMTT. These PSUs were vested prorated in shares on December 23, 2020. This acceleration changed the terms of the vesting conditions and are therefore treated as modifications in accordance with ASC 718. As a result, the participants forfeited 13,549 shares and decreased future compensation expense by $540,000.
As a result of the AA Transaction, the Company's Compensation Committee and Board of Directors approved an accelerated vesting of LTIP PSU grants relating to former eligible employees of Atlantic Aviation and MGS. These PSUs were fully vested in common units on September 23, 2021. This acceleration changed the terms of the vesting conditions and are therefore treated as modifications in accordance with ASC 718, Stock Based Compensation. As a result, the participants forfeited 85,962 shares and decreased future compensation expense by $1.7 million.
Accumulated Other Comprehensive Loss, net of taxes
The following represents the changes and balances to the components of accumulated other comprehensive loss, net of taxes, during 2021, 2020, and 2019 ($ in thousands):

	Post-Retirement Benefit Plans, net of taxes(1)	Translation Adjustment, net of taxes(2)	Total Unitholders’ Accumulated Other Comprehensive Loss, net of taxes
Balance on December 31, 2018	$(15,622)	$(14,649)	$(30,271)
Change in post retirement benefit plans	(8,533)	—	(8,533)
Translation adjustment	—	1,932	1,932
Balance on December 31, 2019	$(24,155)	$(12,717)	$(36,872)
Change in post-retirement benefit plans	(15,723)	—	(15,723)
Translation adjustment	—	1,141	1,141
Reclassification to net income (loss) due to sale of business(3)	33,703	11,576	45,279
Balance on December 31, 2020	$(6,175)	$—	$(6,175)
Change in post-retirement benefit plans	1,075	—	1,075
Reclassification to net income (loss) due to sale of business(3)	(6)	—	(6)
Balance on December 31, 2021	$(5,106)	$—	$(5,106)

(1)Change in post-retirement benefit plans is presented net of tax benefit of $375,000, $6.1 million, and $3.4 million in 2021, 2020 and 2019, respectively.
(2)Translation adjustment is presented net of tax expense of $444,000 and $751,000 in 2020 and 2019, respectively.
(3)Reclassified to discontinued operations in the consolidated statement of operations in connection with the AA Transaction in 2021 and the IMTT Transaction in 2020, respectively. See Note 4, "Discontinued Operations and Dispositions", for further discussions.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. Revenue Recognition
The Company's business comprises: (i) Hawaii Gas, Hawaii’s only government-franchised gas utility and an unregulated LPG distribution business providing gas and related services to industrial, commercial, residential, and governmental customers; (ii) controlling interests in two solar facilities on Oahu, and (iii) smaller projects collectively engaged in efforts to reduce the cost and improve the reliability and sustainability of energy in Hawaii.
Revenue from Hawaii Gas is generated from the distribution and sales of synthetic natural gas ("SNG"), LPG, liquefied natural gas ("LNG"), and renewable natural gas ("RNG"). Revenue is primarily a function of the amount of product consumed by customers and the price per British Thermal Unit or gallon charged to customers. Revenue levels, without organic growth, will generally track global commodity prices, namely petroleum and natural gas, as its products are derived from these commodities.
Revenue from Hawaii Gas is recorded in product revenue. Hawaii Gas recognizes revenue when products are delivered. Sales of gas to customers are billed on a monthly-cycle basis. Earned but unbilled revenue is accrued and included in accounts receivable and revenue. This is based on the amount of gas that has been delivered but not billed to customers from the latest meter reading or billed delivery date to the end of an accounting period. The related costs are charged to expense.
The renewables projects in Hawaii sell substantially all of the electricity generated at a fixed price to primarily electric utility customers pursuant to long-term power purchase agreements ("PPAs") of 20 years. The PPAs are accounted for as operating leases and have no minimum lease payments. Lease income is recorded within product revenue when the electricity is delivered.
Revenues from external customers were ($ in thousands):

	Year Ended December 31,
	2021	2020	2019
Product revenue
Lease	$4,726	$3,355	$5,139
Gas	220,564	162,926	225,618
Other	10,694	14,130	11,880
Total revenue	$235,984	$180,411	$242,637

13. Related Party Transactions
Management Services
On December 31, 2021 and 2020, the Manager held 14,719,423 units and 13,954,821 units, respectively, of the Company’s common units. Pursuant to the terms of the Fourth Amended and Restated Management Agreement ("MSA"), the Manager may sell these units at any time. Under the MSA, the Manager, at its option, may reinvest base management fees and performance fees, if any, in units of the Company. The Manager’s holdings on December 31, 2021 represented 16.66% of the Company's outstanding common units.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. Related Party Transactions  – (continued)
Since January 1, 2019, the Company paid the Manager cash dividends and/or distributions on units held for the following periods:

Declared	Period Covered	$ per Unit	Record Date	Payable Date	Cash Paid to Manager ($ in thousands)
September 23, 2021	(1)	$37.386817	October 4, 2021	October 7, 2021	$544,841
December 23, 2020	(2)	11.00	January 5, 2021	January 8, 2021	153,503
February 14, 2020	Fourth quarter 2019	1.00	March 6, 2020	March 11, 2020	13,396
October 29, 2019	Third quarter 2019	1.00	November 11, 2019	November 14, 2019	13,116
July 30, 2019	Second quarter 2019	1.00	August 12, 2019	August 15, 2019	12,914
April 29, 2019	First quarter 2019	1.00	May 13, 2019	May 16, 2019	12,722
February 14, 2019	Fourth quarter 2018	1.00	March 4, 2019	March 7, 2019	12,598

(1)One-time distribution declared and paid out of the proceeds from the AA Transaction. Units of MIH traded with "due bills" attached through October 7, 2021 and traded ex-distribution on October 8, 2021.
(2)Special dividend declared and paid out of the proceeds from the IMTT Transaction. Units of MIH traded with “due-bills” attached through January 8, 2021 and traded ex-dividend on January 11, 2021.
Under the MSA, subject to the oversight and supervision of the Company’s Board, the Manager is responsible for and oversees the management of the Company’s business. In addition, the Manager has the right to appoint the Chairman of the Board, subject to minimum equity ownership, and to assign, or second, to the Company, two of its employees to serve as chief executive officer and chief financial officer of the Company and seconds or makes other personnel available as required.
In accordance with the MSA, the Manager is entitled to a monthly base management fee based primarily on the Company’s market capitalization, and potentially a quarterly performance fee based on total unitholder returns relative to a U.S. utilities index. Currently, the Manager has elected to reinvest future base management fees and performance fees, if any, in additional units. In 2021, 2020, and 2019, the Company incurred base management fees of $21.9 million, $21.1 million, and $32.1 million, respectively. The Company did not incur any performance fees in 2021, 2020, and 2019.
Effective November 1, 2018, the Manager waived two portions of the base management fee to which it was entitled under the terms of the MSA. In effect, the waivers cap the base management fee at 1% of the Company’s equity market capitalization less any cash balances at the holding company. The waiver applies only to the calculation of the base management fees and not to the remainder of the MSA. The Manager reserves the right to revoke the waivers and revert to the prior terms of the MSA, subject to providing the Company with not less than a one year notice. A revocation of the waiver would not trigger a recapture of previously waived fees. As part of the Disposition Agreement entered into between the Company and its Manager, discussed below, the Manager has agreed not to revoke the waiver during the term of the Disposition Agreement. The amendment to the Disposition Agreement, described below, provides for the payment of the waived fees upon the consummation of the Merger.
Disposition Agreement
To facilitate the Company’s pursuit of strategic alternatives, the Company announced that it has entered into a Disposition Agreement with its Manager on October 30, 2019 (see Exhibit 10.3 of this Form 10-K). Outside of the Disposition Agreement, the Company has limited ability to terminate the Management Services Agreement. The Disposition Agreement provides for the termination of the Company’s external management relationship with its Manager as to any businesses, or substantial portions thereof, that are sold (including if the Company itself is sold). In connection therewith, the Company will make a payment to its Manager of approximately 2.9% to 6.1% of the net proceeds generated in the event of such sales, subject to a minimum amount of payments for all sales in the aggregate in the event of a Qualifying Termination Event ("QTE") of (i) $50.0 million plus (ii) 1.5% multiplied by proceeds in excess of $500.0 million in the aggregate. A ‘‘QTE’’ means (i) the sale of the Company or (ii) a transaction or series of transactions resulting in a third party or parties acquiring all the assets of the Company. The Disposition Agreement provides that the Management Services Agreement will terminate upon the occurrence of a QTE or upon mutual agreement of the parties. If the Management Services Agreement has not been terminated prior to the sixth anniversary of the Disposition Agreement, its Manager and its independent directors will engage in reasonable, good faith discussions regarding a potential internalization or other framework for a termination of the MSA.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. Related Party Transactions  – (continued)
The Disposition Agreement provides that if a QTE occurs on or prior to January 1, 2022 (subject to extension under certain circumstances for up to six months thereafter), then the Company will pay its Manager an additional payment of $25.0 million. The Disposition Agreement further provides that its Manager will receive a make-whole payment following a QTE, to the extent that the aggregate management fees paid to its Manager through the date of the QTE were less than (i) $20.0 million per year for the two years following the date of the Disposition Agreement and (ii) $10.0 million per year for any period thereafter. In addition, following a QTE, the Manager will be paid in cash all accrued and unpaid management fees, including fees of $8.5 million waived in accordance with the Limited Waiver, which waived fees would have been payable through October 31, 2019. The Manager has agreed not to exercise its right to retract the Limited Waiver for periods after October 31, 2019 and prior to the termination of the Disposition Agreement. The Disposition Agreement will terminate on the earlier to occur of (i) the termination of the Management Services Agreement and (ii) the sixth anniversary of the Disposition Agreement, subject to extension under certain circumstances if a transaction is pending.
In connection with the IMTT Transaction and pursuant to the Disposition Agreement, as amended by the Amendment noted above, the Company deposited a disposition payment of $28.2 million to its Manager in an escrow account in December 2020 and subsequently released the payment from escrow in March 2021.
In connection with the execution of the Merger, and in order to provide AMF Parent with the fixed amount of the Disposition Payment (as defined in the Disposition Agreement) payable to the Manager with respect to the Merger, on June 14, 2021, the Company and the Manager entered into an amendment (the "Amendment") to the Disposition Agreement. The Amendment provides that the Disposition Payment payable to the Manager with respect to the Merger will be $56.7 million (which amount includes the waived fees pursuant to the Manager's limited waiver described above). These amounts were calculated in accordance with the Disposition Agreement dated as of October 30, 2019 (assuming a March 31, 2022 closing date), do not include the $25.0 million additional payment to the Manager if the final sale of the Company occurs on or prior to July 1, 2022. The Amendment also provides that the Disposition Payments with respect to the Merger will be paid concurrently with the relevant transaction closing, and that the Company’s MSA with the Manager will terminate concurrent with the closing of the Merger and payment of all amounts payable to the Manager under the Disposition Agreement.
In connection with the AA Transaction and pursuant to the Disposition Agreement, the Company paid the Manager $228.6 million in September 2021 concurrent with the closing of the transaction.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. Related Party Transactions  – (continued)
The unpaid portion of the base management fees and performance fees, if any, at the end of each reporting period is included in Due to Manager-related party in the consolidated balance sheets. The following table shows the Manager’s reinvestment of its base management fees and performance fees, if any, in units:

Period	Base Management Fee Amount ($ in thousands)	Performance Fee Amount ($ in thousands)	Units Issued
2021 Activities:
Fourth quarter 2021	$1,056	$—	217,273	(1)
Third quarter 2021	7,698	—	195,556
Second quarter 2021	7,551	—	214,040
First quarter 2021	5,552	—	176,296

2020 Activities:
Fourth quarter 2020	$4,903	$—	162,791
Third quarter 2020	4,980	—	172,976
Second quarter 2020	3,824	—	146,452
First quarter 2020	7,356	—	181,617

2019 Activities:
Fourth quarter 2019	$8,712	$—	208,881
Third quarter 2019	7,987	—	201,827
Second quarter 2019	7,876	—	192,103
First quarter 2019	7,528	—	184,448

(1)The Manager elected to reinvest all of the monthly base management fees for the quarter ended December 31, 2021 in new primary units. The Company issued 217,273 units for the quarter ended December 31, 2021, including 72,323 units that were issued in January 2022 for the December 2021 monthly base management fee.
The Manager is not entitled to any other compensation and all costs incurred by the Manager, including compensation of seconded staff, are paid by the Manager out of its base management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries, income taxes, audit and legal fees, acquisitions and dispositions, and its compliance with applicable laws and regulations. The Manager charged the Company $5,000, $314,000 and $810,000 in the years 2021, 2020, and 2019, respectively, for reimbursement of out-of-pocket expenses. The unpaid portion of the out-of-pocket expenses at the end of the reporting period is included in Due to Manager-related party in the consolidated balance sheets. In 2021, the Company paid $38,000 in legal fees incurred by the Manager related to the MIC Shareholder Litigation. The payment reflects a credit of $30,000 of legal fees incurred by the Manager in 2020. During 2020 and 2019, the Company also incurred $60,000 and $294,000, respectively, in legal fees incurred by the Manager related to certain MIC shareholder litigation.
Macquarie Group - Other Services
The Company uses the resources of the Macquarie Group with respect to a range of advisory, procurement, insurance, hedging, lending, and other services. Engagements involving members of the Macquarie Group are reviewed and approved by the Audit Committee of the Company’s Board. Macquarie Group affiliates are engaged on an arm’s length basis and frequently as a member of syndicate of providers whose other members establish the terms of the interaction.
Advisory Services
The Macquarie Group, and wholly-owned subsidiaries within the Macquarie Group, including Macquarie Bank Limited ("MBL") and Macquarie Capital (USA) Inc. ("MCUSA"), have provided various advisory and other services and incurred expenses in connection with the Company’s equity raising activities, acquisitions, and debt structuring for the Company and its businesses. Underwriting fees are recorded in unitholders’ equity as a direct cost of equity offerings. Advisory fees and out-of-

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. Related Party Transactions  – (continued)
pocket expenses relating to acquisitions are expensed as incurred. Debt arranging fees are deferred and amortized over the term of the credit facility.
Long-Term Debt
The Company had a $600.0 million senior secured revolving credit facility at the holding company level to which Macquarie Capital Funding LLC had a $40.0 million commitment. On January 19, 2021, the commitments on the senior secured revolving credit facility were terminated in accordance with the terms of that agreement. The Company incurred $8,000, $648,000, and $155,000 in interest expense related to Macquarie Capital Funding LLC’s portion of the senior secured revolving credit facility in 2021, 2020, and 2019, respectively. All outstanding balances were repaid as of December 31, 2020.
Other Related Party Transactions
In 2020 and 2019, the Company incurred $25,000 and $125,000, respectively, for advisory services from a former independent Board member.
14. Income Taxes
MIH is a limited liability company treated as a partnership for income tax purposes. As such, MIH is not subject to federal or state income taxes. The intermediate holding company will file a consolidated federal income tax return that includes the financial results of its Hawaii businesses. In addition, the intermediate holding company files a combined state return in Hawaii.
The Company’s income tax (benefit) provision related to the income from continuing operations in 2021, 2020, and 2019 were ($ in thousands):

	Year Ended December 31,
	2021	2020	2019
Current taxes:
Federal	$(5,578)	$804	$4,590
State	363	(3)	(1,061)
Total current tax (benefit) provision	(5,215)	801	3,529
Deferred taxes:
Federal	1,094	1,523	(10,281)
State	(3,706)	1,853	(4,888)
Total deferred tax (benefit) provision	(2,612)	3,376	(15,169)
Total tax (benefit) provision	$(7,827)	$4,177	$(11,640)

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Income Taxes – (continued)
The following represents the tax impact of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities from continuing operations on December 31, 2021 and 2020 ($ in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$—	$11,201
Deferred revenue	32	34
Accrued compensation	2,257	1,918
Accrued expense	338	316
Intangible assets	3,654	3,432
Other	2,919	3,796
Net deferred tax assets	9,200	20,697
Deferred tax liabilities:
Investment basis difference	(414)	(414)
Property and equipment	(46,536)	(45,995)
Unrealized gain on derivative instruments, net	(358)	(244)
Prepaid expenses and other	(432)	(497)
Total deferred tax liabilities	(47,740)	(47,150)
Net deferred tax liabilities	$(38,540)	$(26,453)

In assessing the need for a valuation allowance, the Company considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In 2021, there was no valuation allowance.
On December 31, 2021, the Company had $38.5 million in noncurrent deferred tax liabilities from continuing operations. A significant portion of the Company’s deferred tax liabilities relates to tax basis temporary differences of both intangible assets and property and equipment. The Company records the acquisitions of consolidated businesses under the purchase method of accounting and accordingly recognizes a significant increase to the value of the property and equipment and to intangible assets. For tax purposes, the Company may assume the existing tax basis of the acquired businesses, in which case the Company records a deferred tax liability to reflect the increase in the purchase accounting basis of the assets acquired over the carryover income tax basis. This liability will reduce in future periods as these temporary differences reverse.
In 2021 and 2019, the Company recorded a total tax benefit of $7.8 million and $11.6 million, respectively, from continuing operations. In 2020, the Company recorded a total tax provision of $4.2 million from continuing operations. These amounts are different from the amounts computed by applying the U.S. federal income tax rate for the period to pre-tax income as a result of the following ($ in thousands):

	Year Ended December 31,
	2021	2020	2019
Tax benefit at U.S. statutory rate	$(64,705)	$(19,418)	$(7,747)
Permanent differences and other	10,980	21,565	853
State income taxes, net of federal benefit	(2,641)	1,463	(4,705)
Income attributable to noncontrolling interest	95	95	(41)
Partnership expenses, not subject to tax	48,444	—	—
Change in investment and foreign tax credits	—	472	—
Total tax (benefit) provision	$(7,827)	$4,177	$(11,640)

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Income Taxes – (continued)
Uncertain Tax Positions
There were no uncertain tax positions on December 31, 2021 and 2020. The Company does not expect that the amount of unrecognized tax benefits will change in the next 12 months. The Company recognizes interest and penalties related to unrecognized tax benefits in Provision for Income Taxes in the consolidated statements of operations.
The federal statute of limitations on the assessment of additional income tax liabilities has lapsed for all returns filed on or before December 31, 2018. The various state statutes of limitations on the assessment of additional income taxes have lapsed on all returns filed on or before December 31, 2017.
15. Employee Benefit Plans
401(k) Savings Plan
Hawaii Gas, IMTT and Atlantic Aviation each have a defined contribution plan under Section 401(k) of the Internal Revenue Code, allowing eligible employees to contribute a percentage of their annual compensation up to an annual amount as set by the IRS.
The employer contribution of eligible compensation to these plans ranges from 0% to 6% for Hawaii Gas and 0% to 7% for discontinued operations. Employer contributions for Hawaii Gas were $927,000, $907,000 and $910,000 in 2021, 2020 and 2019, respectively. Employer contributions for discontinued operations were $1.7 million, $4.7 million, and $4.5 million in 2021, 2020, and 2019, respectively. For additional information, see Note 4, "Discontinued Operations and Dispositions", for further discussions.
Hawaii Gas Union Pension Plan
Hawaii Gas has a defined benefit pension plan for Classified Employees of GASCO, Inc. ("HG DB Plan") that accrues benefits pursuant to the terms of a collective-bargaining agreement. The plan was frozen to new participants in 2008 in connection with an agreement to increase participant benefits over a three year period after which there will be no further increases to the flat rate as described herein. The HG DB Plan is non-contributory and covers all bargaining unit employees who have met certain service and age requirements. The benefits are based on a flat rate per year of service through the date of employment termination or retirement. Future contributions will be made to meet ERISA funding requirements. The HG DB Plan’s trustee handles the plan assets and, as an investment manager, invests them in a diversified portfolio of primarily equity and fixed-income securities.
IMTT DB Plan
Except for a plan covering certain employees covered by a collective-bargaining agreement at IMTT-Illinois (see below), substantially all employees of IMTT are eligible to participate in a defined benefit pension plan ("IMTT DB Plan"). Benefits under the IMTT DB Plan are based on years of service and the employees’ highest average compensation for a consecutive five year period. IMTT’s contributions to the plan are based on the recommendations of its consulting actuary.
On January 1, 2017, the IMTT DB Plan was frozen to new participants, except for the union employees of Bayonne, for whom it was subsequently frozen on January 1, 2018. On December 23, 2020, the IMTT DB Plan was sold in connection with the IMTT Transaction and was assumed by the buyer. See Note 4, "Discontinued Operations and Dispositions”, for further discussions.
Other Plan Benefits
Hawaii Gas, IMTT and Atlantic Aviation have other insignificant plans that are comprised of the following. These plans are shown below collectively as “Other Plan Benefits”.
Hawaii Gas
Hawaii Gas has a postretirement plan. The GASCO, Inc. Hourly Postretirement Medical and Life Insurance Plan (the "PMLI Plan") covers all bargaining unit participants who were employed by Hawaii Gas on April 30, 1999 and who retire after the attainment of age 62 with 15 years of service. Under the provisions of the PMLI Plan, Hawaii Gas pays for medical premiums of the retirees and spouses through the age of 64. After age 64, Hawaii Gas pays for medical premiums up to a maximum of $150 per month. The retirees are also provided $1,000 of life insurance benefits.
Hawaii Gas also has a retiree life insurance program for certain nonunion retirees. This plan is closed to future participants.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Employee Benefit Plans  – (continued)
IMTT
IMTT is the sponsor of a defined benefit plan covering union employees at IMTT-Illinois ("IMTT-Illinois Union Plan"). Monthly benefits under this plan are computed based on a benefit rate in effect at the date of the participant’s termination multiplied by the number of years of service. IMTT’s contributions to the plan are based on the recommendations of its consulting actuary. On January 1, 2018, the IMTT-Illinois Union Plan was frozen to new participants.
IMTT provides post-retirement life insurance (coverage equal to 25% of final year compensation not to exceed $25,000) and health benefits (coverage for early retirees at least 62 years old on early retirement to age 65, reimbursement of Medicare premiums for the Bayonne terminal employees and some smaller health benefits no longer offered) to retired employees.
On December 23, 2020, the IMTT-Illinois Union Plan and the post-retirement life insurance plan was sold in connection with the IMTT Transaction and was assumed by the buyer. See Note 4, "Discontinued Operations and Dispositions”, for further discussions.
Atlantic Aviation
Atlantic Aviation sponsors a retiree medical and life insurance plan available to certain employees. Currently, the plan is funded as required to pay benefits and the plan has no assets. The Company accounts for postretirement healthcare and life insurance benefits in accordance with ASC 715, Compensation — Retirement Benefits, which requires the accrual of the cost of providing postretirement benefits during the active service period of the employee.
On September 23, 2021, the Atlantic Aviation retiree medical and life insurance plan was sold in connection with the AA Transaction and was assumed by the buyer. See Note 4, "Discontinued Operations and Dispositions", for further discussions.
Additional information about the fair value of the benefit plan assets, the components of net periodic cost, and the projected benefit obligation as of and during 2021 and 2020 are ($ in thousands).

	HG DB Plan Benefits		IMTT DB Plan Benefits		Other Plan Benefits		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation – beginning of year	$58,740	$54,211	$—	$168,186	$3,149	$30,071	$61,889	$252,468
Service cost	790	711	—	4,778	28	1,052	818	6,541
Interest cost	1,421	1,692	—	5,172	65	944	1,486	7,808
Participant contributions	—	—	—	—	151	238	151	238
Actuarial (gains) losses	(1,563)	4,845	—	21,362	(79)	2,127	(1,642)	28,334
Benefits paid	(2,830)	(2,719)	—	(10,909)	(313)	(1,154)	(3,143)	(14,782)
Disposition of benefit obligation due to sale of business	—	—	—	(188,589)	(235)	(30,129)	(235)	(218,718)
Benefit obligation – end of year	$56,558	$58,740	$—	$—	$2,766	$3,149	$59,324	$61,889

Change in plan assets:
Fair value of plan assets - beginning of year	$55,976	$52,059	$—	$93,982	$—	$9,698	$55,976	$155,739
Actual return on plan assets	1,846	6,636	—	5,743	—	729	1,846	13,108
Employer contributions	—	—	—	—	162	562	162	562
Participant contributions	—	—	—	—	151	238	151	238
Benefits paid	(2,830)	(2,719)	—	(10,909)	(313)	(1,154)	(3,143)	(14,782)
Disposition of plan asset due to sale of business	—	—	—	(88,816)	—	(10,073)	—	(98,889)
Fair value of plan assets – end of year	$54,992	$55,976	$—	$—	$—	$—	$54,992	$55,976

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Employee Benefit Plans  – (continued)
For the HG DB Plan, both accumulated and projected benefit obligations were $56.6 million and were in excess of the fair value of plan assets of $55.0 million on December 31, 2021. This compares with aggregate accumulated and projected benefit obligations of $58.7 million, which were also in excess of the aggregate fair value of plan assets of $56.0 million on December 31, 2020. The remaining postretirement plans resulted in accumulated postretirement benefit obligations of $2.8 million on December 31, 2021 and $3.2 million on December 31, 2020. Fair value of plan assets on these plans were zero for both periods.
Actuarial gains in the changes in benefit obligations for 2021 resulted primarily due to increase in discount rate. For 2020 actuarial losses resulted primarily due to decrease in discount rate (see assumptions used in table below).
In 2021 and 2020, there were no contributions made to the HG DB Plan. As of December 31, 2021, Hawaii Gas is not expected to make any cash contribution to the HG DB Plan through 2031. The annual amount of any cash contributions will be dependent upon a number of factors such as market conditions and changes to regulations.
The funded status on December 31, 2021 and 2020 are presented in the following table ($ in thousands):

	HG DB Plan Benefits		IMTT DB Plan Benefits		Other Plan Benefits		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Funded status
Funded status at end of year	$(1,566)	$(2,764)	$—	$—	$(2,766)	$(3,149)	$(4,332)	$(5,913)
Net amount recognized in balance sheet	$(1,566)	$(2,764)	$—	$—	$(2,766)	$(3,149)	$(4,332)	$(5,913)
Amounts recognized in balance sheet consisting of:
Current liabilities	$—	$—	$—	$—	$(243)	$(248)	$(243)	$(248)
Noncurrent liabilities	(1,566)	(2,764)	—	—	(2,523)	(2,901)	(4,089)	(5,665)
Net amount recognized in balance sheet	$(1,566)	$(2,764)	$—	$—	$(2,766)	$(3,149)	$(4,332)	$(5,913)
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss in 2021 and 2020 are presented in the following table ($ in thousands):

	HG DB Plan Benefits		IMTT DB Plan Benefits		Other Plan Benefits		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Prior service cost	$—	$—	$—	$—	$18	$(157)	$18	$(157)
Accumulated loss	(6,482)	(7,836)	—	(40,496)	(436)	(6,540)	(6,918)	(54,872)
Accumulated other comprehensive loss	(6,482)	(7,836)	—	(40,496)	(418)	(6,697)	(6,900)	(55,029)
Net periodic benefit cost in excess (deficit) of cumulative employer contributions	4,916	5,072	—	(59,277)	(2,583)	(16,508)	2,333	(70,713)
Disposition of net periodic benefit cost in deficit of cumulative employer contributions due to sale of business	—	—	—	59,277	240	13,873	240	73,150
Reclassification to net income (loss) due to sale of business(1)	—	—	—	40,496	(5)	6,183	(5)	46,679
Net amount recognized in balance sheet	$(1,566)	$(2,764)	$—	$—	$(2,766)	$(3,149)	$(4,332)	$(5,913)

(1)Reclassified to discontinued operations in the consolidated statement of operations in connection with the IMTT and AA Transaction. See Note 4, "Discontinued Operations and Dispositions", for further discussions.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Employee Benefit Plans  – (continued)
The components of net periodic benefit cost and other changes in other comprehensive (income) loss for the plans are shown below ($ in thousands):

	HG DB Plan Benefits			IMTT DB Plan Benefits			Other Plan Benefits			Total
	2021	2020	2019	2021	2020	2019	2021	2020	2019	2021	2020	2019
Components of net periodic benefit cost:
Service cost	$790	$711	$619	$—	$4,778	$4,512	$28	$1,052	$1,063	$818	$6,541	$6,194
Interest cost	1,421	1,692	2,032	—	5,172	6,000	65	944	1,145	1,486	7,808	9,177
Expected return on plan assets	(2,426)	(2,280)	(2,189)	—	(4,755)	(4,605)	—	(508)	(460)	(2,426)	(7,543)	(7,254)
Recognized actuarial loss	371	306	705	—	443	—	33	193	99	404	942	804
Amortization of prior service (cost) credit	—	—	—	—	—	—	(16)	2	2	(16)	2	2
Net periodic benefit cost	$156	$429	$1,167	$—	$5,638	$5,907	$110	$1,683	$1,849	$266	$7,750	$8,923
Other changes recognized in other comprehensive (income) loss:
Net (gain) loss arising during the year	$(983)	$488	$(1,439)	$—	$20,374	$13,419	$(79)	$1,907	$736	$(1,062)	$22,769	$12,716
Amortization of prior service cost (credit)	—	—	—	—	—	—	16	(2)	(2)	16	(2)	(2)
Amortization of loss	(371)	(306)	(705)	—	(443)	—	(33)	(193)	(99)	(404)	(942)	(804)
Total recognized in other comprehensive (income) loss	$(1,354)	$182	$(2,144)	$—	$19,931	$13,419	$(96)	$1,712	$635	$(1,450)	$21,825	$11,910

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Employee Benefit Plans  – (continued)
The estimated amounts that will be amortized from accumulated other comprehensive loss over the next year are presented in the following table ($ in thousands):

	HG DB Plan Benefits		Other Plan Benefits		Total
	2021	2020	2021	2020	2021	2020
Amortization of prior service cost	$—	$—	$(16)	$(15)	$(16)	$(15)
Amortization of net loss	126	282	15	22	141	304

The assumptions used in accounting for the HG DB Plan Benefits, IMTT DB Plan Benefits, and Other Plan Benefits are:

	HG DB Plan Benefits			IMTT DB Plan Benefits			Other Plan Benefits
	2021	2020	2019	2021	2020	2019	2021		2020		2019
Weighted average assumptions to determine benefit obligations:
Discount rate	2.80%	2.45%	3.20%	N/A	2.60%	3.25%	1.73% to 2.55%		1.73% to 2.75%		2.82% to 3.35%
Rate of compensation increase	N/A	N/A	N/A	N/A	4.57%	4.57%	N/A		4.57%	(1)	4.57%	(1)
Measurement date	Dec 31	Dec 31	Dec 31	N/A	Dec 23	Dec 31	Sep 23 - Dec 31	(2)	Dec 23 - Dec 31	(3)	Dec 31
Weighted average assumptions to determine net cost:
Discount rate	2.45%	3.20%	4.25%	N/A	3.25%	4.35%	1.73% to 2.15%		2.82% to 3.35%		3.91% to 4.35%
Expected long-term rate of return on plan assets during fiscal year	4.45%	4.50%	4.90%	N/A	5.50%	5.50%	N/A		5.50%	(4)	5.50%	(4)
Rate of compensation increase	N/A	N/A	N/A	N/A	4.57%	4.57%	N/A		4.57%	(1)	4.57%	(1)
Assumed healthcare cost trend rates:
Initial health care cost trend rate							7.00%		7.25%		7.25% to 7.75%
Ultimate rate							4.50%		4.50%		4.50% to 5.00%
Year ultimate rate is reached							2030		2029		2027 to 2028

(1)Only applies to IMTT post-retirement life insurance plan.
(2)Measurement date related to the AA post-retirement welfare benefits was September 23, 2021.
(3)Measurement date related to the IMTT post-retirement life insurance plan and IMTT-Illinois Union Plan was December 23, 2020.
(4)Only applies to IMTT-Illinois Union Plan.

Pension asset investment decisions are made with assistance of an outside paid advisor to achieve the multiple goals of high rate of return, diversification, and safety. The business has instructed the trustee, the investment manager, to maintain the allocation of the defined benefit plans’ assets with fixed income securities, equity securities, real estate fund investments, and cash. The asset allocation on December 31, 2021 and 2020 were:

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Employee Benefit Plans  – (continued)

	HG DB Plan Benefits
	2021	2020
Equity securities	37%	25%
Fixed income securities	57%	70%
Global real estate fund	5%	4%
Cash	1%	1%
Total	100%	100%
The expected returns on plan assets were estimated based on the allocation of assets and management’s expectations regarding future performance of the investments held in the investment portfolios. The asset allocations as of December 31, 2021 and 2020 measurement dates were ($ in thousands):

	Fair Value Measurement on December 31, 2021 Pension Benefits - Plan Assets
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category:
Cash and money market	$725	$725	$—	$—
Equity securities	20,114	—	20,114	—
Fixed income securities	31,219	—	31,219	—
Global real estate fund	2,934	—	2,934	—
Total	$54,992	$725	$54,267	$—

	Fair Value Measurement on December 31, 2020 Pension Benefits - Plan Assets
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category:
Cash and money market	$489	$489	$—	$—
Equity securities	14,276	—	14,276	—
Fixed income securities	39,115	—	39,115	—
Global real estate fund	2,096	—	2,096	—
Total	$55,976	$489	$55,487	$—

The estimated future benefit payments for the next ten years are ($ in thousands):

2022	$3,299
2023	3,328
2024	3,330
2025	3,370
2026	3,390
Thereafter	17,033
Total	$33,750

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Legal Proceedings and Contingencies
The Company and its subsidiaries are subject to legal proceedings arising in the ordinary course of business. In management’s opinion, the Company has adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions and does not believe the outcome of any pending legal proceedings will be material to the Company’s financial position or result of operations.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. Quarterly Data (Unaudited)
The following table represents the summary of financial data from both continuing and discontinued operations for the quarters related to the years ended December 31, 2021 and 2020.

Quarter ended	March 31	June 30	September 30	December 31
	(In Thousands, except per unit data)
2021
Revenue from continuing operations	$54,587	$58,740	$60,086	$62,571
Operating loss from continuing operations	(1,070)	(5,628)	(282,344)	(4,959)
Net loss from continuing operations attributable to MIH	(6,867)	(15,124)	(274,637)	(3,857)
Net income (loss) from discontinued operations attributable to MIH	20,067	22,473	2,954,444	(12,631)

Per unit information attributable to MIH(1):
Basic loss per unit from continuing operations attributable to MIH	$(0.08)	$(0.18)	$(3.12)	$(0.05)
Basic income (loss) per unit from discontinued operations attributable to MIH	0.23	0.26	33.61	(0.14)
Basic income (loss) per unit attributable to MIH	0.15	0.08	30.49	(0.19)
Diluted loss per unit from continuing operations attributable to MIH	$(0.08)	$(0.18)	$(3.12)	$(0.05)
Diluted income (loss) per unit from discontinued operations attributable to MIH	0.23	0.26	33.61	(0.14)
Diluted income (loss) per unit attributable to MIH	0.15	0.08	30.49	(0.19)
Cash distribution declared per unit	$—	$—	$37.386817	$—

2020
Revenue from continuing operations	$60,462	$36,795	$39,036	$44,118
Operating (loss) income from continuing operations	(11,175)	266	(5,960)	(52,832)
Net loss from continuing operations attributable to MIH	(18,003)	(2,280)	(5,368)	(71,131)
Net income (loss) from discontinued operations attributable to MIH	29,305	(5,674)	(887,880)	33,170

Per unit information attributable to MIH(1):
Basic loss per unit from continuing operations attributable to MIH	$(0.21)	$(0.02)	$(0.06)	$(0.82)
Basic income (loss) per unit from discontinued operations attributable to MIH	0.34	(0.07)	(10.20)	0.38
Basic income (loss) per unit attributable to MIH	0.13	(0.09)	(10.26)	(0.44)
Diluted loss per unit from continuing operations attributable to MIH	$(0.21)	$(0.02)	$(0.06)	$(0.82)
Diluted income (loss) per unit from discontinued operations attributable to MIH	0.34	(0.07)	(10.20)	0.38
Diluted income (loss) per unit attributable to MIH	0.13	(0.09)	(10.26)	(0.44)
Cash distribution declared per unit	$—	$—	$—	$11.00

(1)Due to averaging of units, quarterly earnings per unit may not sum to the totals reported for the full year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
(a) Management’s Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
(b) Management’s Annual Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2021. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies, or procedures may deteriorate. Accordingly, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management used the framework set forth in the report entitled ‘‘Internal Control-Integrated Framework (2013)’’ published by the Committee of Sponsoring Organizations of the Treadway Commission (referred to as COSO) to evaluate the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. As a result of its evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021 based on those criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in their report appearing on page 93, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.

(c) Attestation Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors
Macquarie Infrastructure Holdings, LLC:
Opinion on Internal Control Over Financial Reporting
We have audited Macquarie Infrastructure Holdings, LLC and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), unitholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2022 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Dallas, Texas
February 22, 2022

(d) Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f)) was identified in connection with the evaluation described in (b) during the fiscal year ended December 31, 2021 that materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not Applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
DIRECTORS
The following biographies highlight the specific skills, qualifications and experience of our directors.
Amanda Brock (61, board member since 2018)
Amanda Brock is currently a director and the president and chief executive officer of Aris Inc. (NYSE: ARIS) (since 2021) and was the president and chief operating officer of its predecessor Solaris Water Midstream (since 2017), an integrated water infrastructure company serving the midstream energy industry. She has spent her career focused on the global oil and gas, power, and water sectors. Ms. Brock serves on the boards of Coterra Energy (formerly Cabot Oil & Gas Corporation) (since 2017), where she is a member of both the compensation committee and environmental affairs committee and the Texas Business Hall of Fame. From 2006 to 2017, Ms. Brock was chief executive officer of Water Standard Company, LLC, a water treatment company focused on desalination as well as produced water, waste-water treatment and recycling in both the upstream and downstream energy industry. Prior to that, she was president of the Americas for Azurix Corp. and was responsible for developing water infrastructure and related services. Ms. Brock also served on the board of trustees of Louisiana State University Law School and the Texas Water Commission. Ms. Brock completed her undergraduate degree in South Africa and earned her law degree at Louisiana State University, where she was a member of the Law Review. Ms. Brock brings significant experience in the energy and infrastructure sectors to our board, which allows her to inform our board on a wide range of operational, environmental and financial issues, especially as they relate to the operations of our business.
Norman H. Brown, Jr. (74, board member since 2004)
Norman H. Brown, Jr. currently serves as a member and senior managing director of Brock Capital Group LLC, which provides investment banking services for early stage and middle market companies, a position he has held since December 2003. He is also Trustee Emeritus of the U.S. Naval War College Foundation. Previously, Mr. Brown was managing director and senior advisor for Credit Suisse First Boston in the Global Industrial & Services Group, with new business development responsibility for Latin America. Prior to that, Mr. Brown was employed for 15 years by Donaldson, Lufkin & Jenrette Securities Corporation, where he was a member of the Mergers & Acquisitions Group, established and headed the Restructuring Group, and headed the Global Metals & Mining Group. Mr. Brown was previously the lead independent director for W.P. Stewart & Co. Growth Fund, Inc. and Trustee of the University of Oregon Foundation. Mr. Brown holds a B.A. from the University of Oregon and an M.B.A. from the Wharton School at the University of Pennsylvania. With more than 30 years of financial industry experience, Mr. Brown brings in-depth knowledge of financial markets and broad leadership experience to our board. He provides our board with valuable advice on acquisitions and divestitures and ways to strengthen our balance sheet from his prior work and expertise in mergers and acquisitions and debt restructurings. Mr. Brown’s experience as an independent director and lead director on other company boards gives him unique perspective and insight on corporate governance matters.
Christopher Frost (52, board member since 2018)
Christopher Frost was appointed chief executive officer of our Company on January 1, 2018. He has worked with Macquarie for more than 25 years gaining international experience, having relocated to Macquarie’s London office in 2001 from Sydney. Mr. Frost is also the chairman of the Global Infrastructure Investors Association, the leading industry body for infrastructure investors. Previously, Mr. Frost served as chief commercial officer of Macquarie Asset Management (“MAM”)

working with investors globally to develop MAM’s infrastructure and real asset platform and capabilities. From 2001 through 2015, Mr. Frost played a significant role in the development of the specialized listed infrastructure funds model, including airport investment funds. During that time, Mr. Frost led major investments and divestments for MAM, including complex private sales, public market takeovers, privatizations and co-investments involving airports, aviation services, toll roads, ports, ferries and marine services infrastructure. Mr. Frost has served on the boards of various Macquarie-managed entities, including those of several airports in the U.K. and Europe. Mr. Frost holds a Bachelor of Economics (Hons) degree from La Trobe University in Melbourne, Australia. Mr. Frost has extensive experience across capital raising, investor relations, mergers and acquisitions and corporate finance, board representation, governance, investment and fund management, and driving strategic business development, especially as they relate to infrastructure businesses. Mr. Frost provides important insight to our board on the Company’s operations and strategic planning and serves as an essential link between management and our board on management’s business perspectives.
Maria Jelescu-Dreyfus (42, board member since 2018)
Maria Jelescu-Dreyfus is the founder and chief executive officer of Ardinall Investment Management, an alternative investment firm focused on energy infrastructure in Latin America that she started in 2017. Ms. Jelescu-Dreyfus serves on the board of Pioneer Natural Resources (NYSE: PXD) (since 2021) and as a member of its audit committee, the board of Caisse de Depot et Placement de Quebec in Canada (since 2019), and as a member of the Advisory Boards of Eni Next, Eni SpA’s corporate venture arm, and Columbia University’s Center on Global Energy Policy and co-chairs its Women in Energy program. She is a member of the Massachusetts Institute of Technology’s Corporation Development Committee and sits on the Economics Department Visiting Committee. Additionally, Ms. Jelescu-Dreyfus serves as a director of the non-profit organizations, Girls, Inc. of New York City and the New America Alliance, and previously served on the board of Breakthrough New York. She is a member of the Economic Club of New York and the Milken Institute’s Young Leaders Circle. Ms. Jelescu-Dreyfus spent 15 years at Goldman Sachs (2002 - 2017), where she most recently served as managing director and portfolio manager for Goldman Sachs Investment Partners in the Investment Management Division. Ms. Jelescu-Dreyfus earned a dual degree in economics and management science from the Massachusetts Institute of Technology and has been a C.F.A. charterholder since 2004. Ms. Jelescu-Dreyfus is an experienced senior investment executive with in-depth knowledge of the energy infrastructure industry. This background allows her to inform our board on a wide range of operational, investment and financial issues, especially as they relate to the operations of our business.
Ronald Kirk (67, board member since 2016)
Ronald Kirk is Senior Of Counsel with the law firm of Gibson, Dunn & Crutcher in its Dallas and Washington, D.C. offices, a position he has held since March 2013. He is co-chair of the International Trade Practice Group and a member of the Sports Law, Public Policy, Crisis Management and Private Equity Practice Groups. Mr. Kirk serves on the board of Texas Instruments (Nasdaq: TXN) (since 2013) and is a member of its governance and stockholder relations committee, and the board of Mister Car Wash (NYSE: MCW) (since 2021) and is a member of its nominating and corporate governance committee. From March 2009 until March 2013, Mr. Kirk served as the 16th U.S. Trade Representative under President Obama. His tenure as Trade Representative focused on the development and enforcement of U.S. intellectual property law. Prior to serving as U.S. Trade Representative, Mr. Kirk was a partner of the Vinson & Elkins law firm and served as the Mayor of Dallas, Texas from 1995 to 2002. Mr. Kirk graduated with B.A. in both political science and sociology from Austin College and earned a J.D. from University of Texas School of Law. Mr. Kirk brings deep knowledge of legal, government and trade matters, and broad leadership experience to our board through his extensive experience in the government and legal sectors. His international trade expertise allows him to provide valuable advice on potential acquisitions. Mr. Kirk’s experience as an independent director for other large companies provides him with insight on corporate governance matters and best practices.
H.E. (Jack) Lentz (76, board member since 2011)
Mr. Lentz was a managing director at Lazard Freres & Co. from 2009 to 2011. Prior to that, he held senior roles including managing director at Barclays Capital (2008-2009) and managing director at Lehman Brothers, where he headed the natural resources group (1993 – 2008) and was active in merchant banking. From 1988 to 1993, Mr. Lentz served as the vice chairman of Wasserstein Perella & Co. and head of its energy group. Mr. Lentz was previously a non-executive director of Carbo Ceramics Inc. (2003 – 2020) and served as lead independent director, a member of the audit and compensation committees and chair of the nominating and corporate governance committee. Mr. Lentz was a non-executive director of WPX Energy, Inc. (2012 – 2020) and chair of the compensation committee. Mr. Lentz was also a non-executive director of Peabody Energy Corporation (1998 to 2017). Mr. Lentz earned a B.A. from College of the Holy Cross and an M.B.A. from Wharton School, University of Pennsylvania. Mr. Lentz is an experienced banker and board member with broad experience in the natural resources and energy industries, both of which are traditional infrastructure sectors. His experience allows him to inform our board on a wide range of governance, financial and operational issues, especially as they relate to the operations of our business, and the development of the Company’s strategic direction.

Ouma Sananikone (64, board member since 2013)
Ouma Sananikone is member of the boards of Innergex Renewable Energy (TSX: INE) (since 2020) as a director and member of the Audit Committee, of Xebec Adsorption Inc. (TSE: XBC) (since 2021) as a director and member of the audit committee (since 2021) and as chair of compensation committee (since 2022), and of Ivanhoe Cambridge, Inc. (since 2021) as a director, chair of the investment committee, and member of the governance and ethics committee. Previously, Ms. Sananikone served as a non-executive director of Icon Parking (2006 – 2018), the Caisse de Depot et Placement de Quebec in Canada (2007 – 2017), Air Serv Holdings (2006 – 2013) and Moto Hospitality Services (2006 – 2009). Additionally, Ms. Sananikone was the chairperson of Smarte Carte (2007 – 2010) and of EvolutionMedia (2003 – 2005). She has also served as director of State Super Corporation of NSW (Australia) (2002 – 2005) and as a director of Babcock and Brown Direct Investment Fund (Australia) (2002 to 2005). Ms. Sananikone was a managing director with responsibility for Corporate Strategy and Development at BT Financial Group, part of Westpac Banking Group (2002 – 2003), and the chief executive officer of Aberdeen Asset Management (Australia) Ltd, a division of Aberdeen Asset Management PLC (2000 – 2001). Prior to that, Ms. Sananikone was chief executive officer and held senior positions at EquitiLink Group (1994 – 2000). Ms. Sananikone holds a B.A. (economics and political sciences) from the Australian National University and a Master of Commerce (economics) from the University of New South Wales. She is a recipient of the Centenary Medal from the Australian Government for services to the Australian finance industry. Ms. Sananikone is an experienced senior investment executive and board member with broad international experience in infrastructure industries and consortium arrangements. That experience allows her to inform our board on a wide range of governance, financial and operational issues, especially as they relate to the operations of our business.
Martin Stanley (58, chairman since 2013)
Martin Stanley has served as chairman of the Company since July 2013. Effective April 1, 2021, Mr. Stanley stepped down as Head of Macquarie Asset Management, a top 50 global asset manager offering a range of services across public and private markets including securities investment management, alternatives asset management, and fund and equity based structured products. In addition to continuing to serve as chairman of MIH, Mr. Stanley is a member of the investment committees of Macquarie’s regional infrastructure funds. Mr. Stanley joined Macquarie in 2004 to support the growth of its international infrastructure funds management platform. In this role Mr. Stanley oversaw the growth of the European fund business, including the Macquarie European Infrastructure Fund (MEIF) franchise and directed a number of landmark transactions, including the acquisition of Thames Water, the largest water and wastewater company in the UK. Before joining Macquarie, Mr. Stanley worked for 18-years in the utility and energy sectors. Mr. Stanley was a senior director at TXU Europe Group, an energy services business involved in generation, supply and trading of electricity and gas. He started his career at Manweb, the regulated power distribution network covering the North West of England and North Wales in the United Kingdom. Mr. Stanley holds a MPhil Energy Economics degree from Loughborough University of Technology, UK. Mr. Stanley brings extensive knowledge of the infrastructure industry and its regulatory environment from his tenure in various leadership positions within Macquarie. His understanding of Macquarie’s international operations and new business development makes him well-placed to provide strategic direction and industry insight to the Company. Mr. Stanley’s service on the investment committees of Macquarie-managed vehicles affords him insight as to the valuation of infrastructure assets, their operations and key drivers in evaluating potential transactions.
Our Code of Business Conduct applies to all of our directors, officers, and employees as well as all directors, officers, and employees of our Manager involved in the management of the Company and its businesses. Our Code of Business Conduct is posted on the Governance page of our website, www.macquarie.com/mic. We will post any amendment to the Code of Business Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE, on our website.
BOARD LEADERSHIP STRUCTURE
Our current board leadership structure is composed of a chairman, who is not a member of management but is elected by our Manager, and a lead independent director in accordance with our corporate governance guidelines. Currently, Norman H. Brown, Jr. serves as the lead independent director. Our lead independent director presides at, and determines frequency and timing of, executive sessions of our independent directors, which occur at least quarterly and more often as our independent directors deem appropriate. Our lead independent director also consults with our chairman on agendas and meeting schedules, serves as liaison between our chairman and our independent directors, serves as liaison for shareholders who request direct communication with our board, and performs such other duties as may be assigned by our board. Each of our board committees, except the Executive Committee, are chaired by and are wholly composed of independent directors. We believe that this leadership structure is appropriate at this time given our externally-managed corporate structure and the benefits that this structure provides to our shareholders by combining our Manager’s knowledge of infrastructure businesses with independent oversight of our Manager’s activities.
Our board’s chairman is elected by our Manager as the sole holder of our special units. The chairman presides over meetings of our board and meetings of shareholders, prepares the agenda for meetings of our board in consultation with our lead independent director and with input from our other directors, coordinates communication among directors and performs such other duties as may be assigned by our board. Because our chairman is elected by our Manager, but is not a member of our management team, he is able to draw upon their extensive knowledge of infrastructure businesses and provide a strategic perspective on our business activities. The following biography highlights the qualifications and experience of Mr. Stanley, our chairman.
OUR BOARD’S ROLE IN RISK OVERSIGHT
Our board is responsible for overseeing our Company’s management of various risks. It discharges this responsibility directly and through its committees.
Our board and its committees regularly review material enterprise, strategic, operational, legal, safety and compliance risks with senior management of the Company and our Manager. Our board is responsible for endorsing the Company’s risk management framework, including key policies and procedures, and approving of any changes to the framework or any key risk policies and procedures, monitoring compliance with the risk management framework and delegating authority to management, where appropriate. On a regular basis, our board is presented with safety reports and assessments and risk and compliance reports from management and compliance personnel directly responsible for the identification, evaluation and monitoring of risks within the business.
As part of the monitoring process, our board or the appropriate committee is provided with the following information at scheduled board meetings: any proposed changes to the risk management framework; key policies and procedures or reporting arrangement for its approval; reports on exposures, non-compliance with key policies and general effectiveness of risk management system, as appropriate; results of independent reviews or audits of the control environment; and the relevant management information. While our board oversees risk management, the Company’s management is responsible for managing risk.
Our board has delegated responsibility for oversight of certain specific risks to our audit committee. Our audit committee is responsible for an annual review of our Company’s policies with respect to risk assessment and risk management. Our audit committee has primary responsibility for overseeing risk policies and processes relating to the financial statements and financial reporting, as well as overseeing the Company’s major financial risk exposures, management of our legal, regulatory and cybersecurity risks and our compliance with applicable laws and regulations. Our audit committee is primarily responsible for assessing the adequacy of our internal control framework, including accounting and operational risk management controls based on information provided or obtained from management. Our audit committee is also responsible for reviewing and monitoring our Code of Business Conduct to guard against significant conflicts of interest and dishonest, unethical or illegal activities. Our audit committee periodically reviews the performance of the Company’s accounting and financial personnel and reviews material litigation and regulatory proceedings and other matters relating to potentially significant corporate liability with the Company’s general counsel.
BOARD COMPOSITION AND INDEPENDENCE
Our board consists of eight directors, seven of whom were elected by shareholders of the Company at the last Annual Meeting. The remaining director, our chairman, currently Mr. Stanley, is elected by our Manager as the sole holder of our special unit. Except for Mr. Stanley, all directors’ terms expire at the Annual Meeting.
The majority of our board comprises independent directors. In accordance with the listing standards of the NYSE, to be considered independent, our board must affirmatively determine that a director has no material relationship with the Company, either directly or as a partner, unitholder or officer of an organization that has a relationship with the Company, and that the director meets other NYSE independence standards. Ms. Sananikone was previously chairperson of Smarte Carte and a non-executive director of Icon Parking, Moto Hospitality Services and Air-Serv Holdings, which are companies that are or were owned by investor consortiums but managed by affiliates of our Manager. In each case, Ms. Sananikone was the appointee of non-Macquarie investors of the consortium investment vehicle. Our board has determined that this relationship is immaterial to a determination of independence.
Accordingly, our board has determined that Mmes. Brock, Jelescu-Dreyfus and Sananikone and Messrs. Brown, Kirk and Lentz are independent under NYSE standards and Mr. Stanley and Mr. Frost are not independent under the NYSE standards.
BOARD MEETINGS AND COMMITTEES; ANNUAL MEETING ATTENDANCE
Our board met 20 times in total in 2021. All directors attended approximately 92% of the combined board and committee meetings on which they served in 2021. In addition, it is the policy of our board that our directors are expected to use reasonable efforts to attend the Annual Meeting of Shareholders. All directors then in office participated in our 2021 Annual Meeting of Shareholders.
Our committees other than the executive committee are composed solely of independent directors. Our committees are required to conduct meetings and act in accordance with the directions of our board, the provisions of our bylaws and the terms of the respective committee charters. We have four standing committees: the audit committee, the compensation committee, the nominating and governance committee and the executive committee. Copies of all committee charters are available on our website at www.macquarie.com/mic under “About MIC / Governance” and in print from us without charge upon request by writing to Investor Relations at our principal executive offices at 125 West 55th Street, New York, New York 10019. The information on our website is not, and shall not be deemed to be, incorporated by reference into this Form 10-K or incorporated into any other filings that the Company makes with the Securities and Exchange Commission (“SEC”).
Audit Committee
Our audit committee is composed of Mmes. Brock, Jelescu-Dreyfus and Sananikone and Messrs. Brown (Chair), Kirk and Lentz. Our board has determined that each member of our audit committee meets the independence requirements of the NYSE and Rule 10A-3 of the Exchange Act. Our board has also determined that Mmes. Brock and Jelescu-Dreyfus and Messr. Brown qualify as audit committee financial experts as defined by the SEC. Our audit committee met eleven times during 2021. Our audit committee is responsible for, among other things:
(1)retaining and overseeing our independent accountants;
(2)assisting our Company's board in its oversight of the integrity of our financial statements, the qualifications, independence and performance of our independent auditors and our compliance with legal and regulatory requirements;
(3)reviewing and approving the plan and scope of the internal and external audit;
(4)pre-approving any audit and non-audit services provided by our independent auditors;
(5)reviewing with our chief executive officer and chief financial officer and independent auditors the adequacy and effectiveness of our internal controls;
(6)preparing the audit committee report to be filed with the SEC;
(7)overseeing risk exposure and risk management at the Company;
(8)reviewing and assessing annually the audit committee's performance and the adequacy of its charter;
(9)reviewing financial disclosure documents;
(10) reviewing and approving related party transactions;
(11) overseeing compliance with our Code of Business Conduct by our officers and directors;
(12) reviewing the legal and regulatory compliance function; and,
(13) serving as a qualified legal compliance committee.
Compensation Committee
Our compensation committee is composed of Mmes. Brock, Jelescu-Dreyfus and Sananikone (Chair), and Messrs. Brown, Kirk and Lentz. Our board has determined that each member of our compensation committee meets the independence requirements of the NYSE. In addition, each committee member is an “outside director” as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended, and is a “non-employee director” within the meaning of Section 16 of the Exchange Act. Our compensation committee met eight times during 2021. The responsibilities of our compensation committee include:
(1)reviewing our Manager's performance of its obligations under the Management Services Agreement;
(2)reviewing the remuneration of our Manager;
(3)participating with our Manager in establishing the performance objectives of our chief executive officer and our chief financial officer and reviewing the performance of such officers;
(4)providing input to our Manager regarding the compensation of our chief executive officer and our chief financial officer;
(5)determining the compensation of our independent directors;
(6)granting rights to indemnification and reimbursement of expenses to our Manager and any seconded individuals;
(7)evaluating the risk arising from our Company's compensation policies and practices and the mitigation of such risks; and;
(8)evaluating and making recommendations to our board regarding equity-based and incentive compensation plans, policies and programs.
Our compensation committee may delegate any of its authority and duties described above to sub-committees or individual members of the committee, as it deems appropriate and in accordance with applicable laws and regulations. It may also delegate authority to make certain decisions relating to compensation plans and agreements related to employees of our operating companies (other than equity-based compensation) to members of the Company’s senior management. This delegation of authority applies with respect to employees of our business, who are not members of the Company’s senior management.
Nominating and Governance Committee
Our nominating and governance committee is composed of Mmes. Brock, Jelescu-Dreyfus and Sananikone and Messrs. Brown, Kirk (Chair) and Lentz. Our board has determined that each member of our nominating and governance committee meets the independence requirements of the NYSE. Our nominating and governance committee met five times during 2021. Our nominating and governance committee is responsible for, among other things:
(1)recommending the number of directors to comprise our board;
(2)reviewing with our board the composition of our board as a whole and whether the Company is being well served by the directors;
(3)identifying and evaluating individuals qualified to become members of our board, other than our Manager's elected director;
(4)recommending to our board the director nominees for each annual shareholders' meeting, other than our Manager's elected director;
(5)recommending to our board the candidates for filling vacancies that may occur between annual shareholders' meetings, other than our Manager's elected director;
(6)recommending to our board the action to be taken with respect to any director resignation tendered pursuant to the Company's Director Resignation Policy;
(7)reviewing board processes, self-evaluations and policies;
(8)making recommendations to our board on matters of corporate governance, including changes to the corporate governance guidelines; and,
(9)monitoring developments in the law and practice of corporate governance.
Executive Committee
Our executive committee is composed of Messrs. Stanley, Frost and Brown. Our executive committee was established to exercise all powers and authority of the board when the board is not in session or in the event one of more of its members is/are incapacitated. Decisions of the committee require the approval of a majority of its independent members, and a majority of the committee's independent members may refer any matter to the full board for determination. The executive committee does not have powers that, under Delaware corporate law, cannot be delegated including approving a sale of the Company. In addition, the executive committee may not, among other things, reinstate or declare a distribution or amend or terminate the Disposition Agreement with our Manager.
UNITHOLDER NOMINATIONS OF DIRECTORS
To make a director nomination, a shareholder must give written notice to our Secretary at our principal executive office at 125 West 55th Street, New York, New York 10019.
When directors are to be elected at a special meeting, such notice must be given not earlier than the 120th day prior to such special meeting and not later than the close of business on the later of the 90th day prior to such special meeting or the 10th day following the day on which a public announcement is first made of the date of the special meeting and of the nominees proposed by our board to be elected at such meeting.
In addition to any other requirements, for a shareholder to properly bring a nomination for director before either an annual or special meeting, the shareholder must be a shareholder of record on both (i) the date of the shareholder’s notice of nomination or delivery of such nomination and (ii) the record date relating to the meeting.
The nomination submission must include all of the information specified in our bylaws. The required information includes identifying and stockholding information about the nominee, information about the shareholder making the nomination, and the shareholder’s ownership of and agreements relating to our stock. It also must include the nominee’s consent to serve if elected and a statement as to whether the nominee intends to tender, following the nominee’s failure to receive the required vote for election or re-election, his or her irrevocable resignation effective upon acceptance by our board. Please refer to the nomination and notice of shareholder business provisions of our limited liability company agreement for additional information and requirements regarding shareholder nominations. A copy of our limited liability company agreement is available on our website at www.macquarie.com/mic under “About MIC / Governance” and in print from us by writing to Investor Relations at Macquarie Infrastructure Holdings, LLC, 125 West 55th Street, New York, NY 10019.

We may require any proposed nominee to furnish any additional information that we reasonably require to enable our nominating and governance committee to determine the eligibility of the proposed nominee to serve as a director. Candidates are evaluated based on the standards, guidelines and criteria discussed above as well as other factors contained in the nominating and governance committee’s charter, our corporate governance guidelines, other of our policies and guidelines and the current needs of our board.
BOARD, COMMITTEE AND DIRECTOR ASSESSMENT
In accordance with our corporate governance guidelines, our nominating and governance committee leads our board in its annual review process, which includes our board’s annual self-assessment of the performance and effectiveness of our board and its committees; committee’s annual self-assessments and charter reviews; and director evaluations of board and committee performance.
Our board’s self-assessment process focuses on numerous aspects of corporate governance and performance of our board’s duties and responsibilities. Evaluation questionnaires are completed by each board member. On an annual basis, the chair of each committee of our board leads her or his respective committee in a self-assessment and charter review and related discussions.
Our nominating and governance committee uses these results in conjunction with the assessment of the skills and characteristics of board members, as well as in connection with making recommendations to our board regarding the slate of directors for inclusion in the Company’s proxy statement for election at the annual meeting of shareholders. Our nominating and governance committee also presents the findings of the annual board self-assessment to our board for discussion. Policies and practices of our board are updated per the evaluation results as appropriate. Director suggestions for improvements to the questionnaires and evaluation process are incorporated on an on-going basis.
Among other topics, our board self-evaluation questionnaire focuses on:
(1)our board's overall responsibilities and effectiveness;
(2)the structure and composition of our board (including organization, size, operation, diversity and tenure policies);
(3)Board culture (both in executive session, as well as in connection with management and advisors);
(4)oversight of the Company's key issues and opportunities;
(5)oversight of risk strategy and enterprise risk management;
(6)oversight of business strategy and the strategic planning process;
(7)the adequacy and quality of information provided to our board; and,
(8)the overall board policies, processes and procedures.
CORPORATE GOVERNANCE GUIDELINES AND CODE OF BUSINESS CONDUCT
Our board has adopted corporate governance guidelines that set forth our corporate governance objectives and policies and govern the functioning of our board. We also have a Code of Business Conduct that sets forth our commitment to ethical business practices. Our Code of Business Conduct applies to our directors, officers and employees, including our chief executive officer and chief financial officer, and applies to the employees of our Manager and its affiliates that perform management services for us pursuant to the Management Services Agreement.
Our corporate governance guidelines and our Code of Business Conduct are available on our website at www.macquarie.com/mic under “About MIC / Governance” and in print from us without charge upon request by writing to Investor Relations at Macquarie Infrastructure Holdings, LLC, 125 West 55th Street, New York, New York 10019.
OUR EXECUTIVE OFFICERS
The name and age of each of our executive officers and the position held by each of them as of February 15, 2022 are as follows. Biographical information for Christopher Frost is included above under the caption “Directors”.

	Age	Serving as Officer since	Position
Christopher Frost	52	January 2018	Chief Executive Officer
Nick O'Neil	43	September 2020	Chief Financial Officer
Jay Davis	62	March 2008	Vice President and Head of Investor Relations
Michael Kernan	63	January 2010	General Counsel and Secretary

Nick O’Neil, 43, was appointed chief financial officer of the Company effective September 1, 2020, and also serves as principal accounting officer. Prior to his appointment as Chief Financial Officer of MIH, Mr. O’Neil served as Senior Managing Director for Macquarie.
Mr. O’Neil served as MAM's Head of Real Estate in the U.S. (2016 – 2018), Head of Brazil (2015 – 2016) and Head of Mexico (2010 – 2014). In addition to launching Macquarie’s infrastructure investment platforms in Brazil and Mexico, Mr. O’Neil also led the public listing of FIBRA Macquarie, a Mexico-listed real estate investment trust.
Before joining Macquarie, Mr. O’Neil was employed by KPMG Australia where he advised clients on all aspects of corporate tax.
Jay Davis, 62, joined the Company in May 2005 and has primary responsibility for investor relations on behalf of the Company. In addition to his investor relations responsibilities, Mr. Davis is a Division Director at Macquarie.
Prior to joining Macquarie, Mr. Davis spent 22 years with the MONY Group, a provider of insurance and investment products and services, where he last served as senior vice president, investor relations. Prior to that, he was head of corporate development, and held various sales and sales management positions during his tenure with MONY.
Michael Kernan, 63, was appointed general counsel and secretary of the Company effective January 22, 2010. He joined Macquarie in June 2006 as a Division Director and serves as in-house counsel for several externally managed investment fund vehicles where his responsibilities include overseeing fund legal and regulatory matters and advising on the execution of investment acquisitions and divestitures.
Prior to joining Macquarie in 2006, Mr. Kernan was a partner at the McGuireWoods, LLP and Jenner & Block, LLP law firms. He has over 30 years of experience as a corporate lawyer for public and private companies and fund sponsors, advising on matters including fund formation and management, M&A transactions, securities law compliance, and corporate governance.

ITEM 11. EXECUTIVE COMPENSATION
We have a Management Services Agreement with our Manager pursuant to which they are responsible for and oversee the management of our business in exchange for certain fees. Our ultimate parent company does not have any employees. The Macquarie employees who serve as our seconded executive officers have been assigned, or seconded, to us by our Manager on a full-time basis.
We do not pay any compensation to our seconded executive officers and therefore are not providing a description of executive officer compensation, Compensation Discussion and Analysis or the pay ratio between employees and our principal executive officer. Our Manager is responsible for the expenses related to all services performed for the Company, including all the compensation of our seconded executive officers. Our Company pays management fees to our Manager in accordance with the Management Services Agreement. Base management fees earned by our Manager are based on the market capitalization of our Company less cash on hand at the holding company. Performance fees, if any, are based on ongoing out-performance of the Company over a utilities benchmark. These fees are set forth below under “Certain Relationships and Related Party Transactions”.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
Mmes. Brock, Jelescu-Dreyfus and Sananikone and Messrs. Brown, Kirk and Lentz are members of our compensation committee. None of the members of our compensation committee is, or has been, an employee of the Company. During 2021, no member of our compensation committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K. None of the Company’s executive officers or members of our Company’s board has served as a member of a compensation committee (or if no committee performs that function, our board of directors) of any other entity that has an executive officer serving as a member of our Company’s board or compensation committee.

COMPENSATION ASSESSMENT
The compensation committee believes that our Manager’s compensation policies and practices with respect to the Company’s executives do not encourage excessive risk-taking and are not reasonably likely to have a material adverse effect on the Company. In reaching this conclusion, our compensation committee considered its role in establishing and monitoring performance targets, that the elements of compensation are balanced among current cash payments, deferred cash and equity awards, the time vesting requirements of Macquarie’s profit share program which provide alignment between the executives’ interests and those of shareholders, the fact that compensation is based on financial performance and other measures including leadership and upholding Macquarie’s values, and the oversight by our board of the executives’ actions. Our compensation committee also oversees the setting of performance objectives for and the award of restricted stock units and/or performance stock units to certain senior employees of our operating companies. Our compensation committee believes that the Company’s policies and practices with respect to setting performance targets for the senior employees of the operating companies, such as time and performance based vesting requirements, do not encourage excessive risk-taking and provide alignment between the interests of these individuals with those of unitholders.
DIRECTOR FEES
Our independent directors each receive annual cash retainers, payable in equal quarterly installments, of $65,000 for service on our board, for service as committee chairman and for service as the lead independent director, as well as cash compensation for attendance at committee meetings. Directors (including non-independent directors and the chairman elected by our Manager) are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of our board or committees and for any expenses reasonably incurred in their capacity as directors. The Company also reimburses directors for all reasonable and authorized business expenses in accordance with the policies of the Company as in effect from time to time.
Each member of the Company’s various standing committees also receives the following compensation related to service on these committees:
• for attending a committee meeting in person (if any): $3,000 for each meeting of the audit committee; $1,500 for each meeting of the nominating and governance committee; and $1,500 for each meeting of the compensation committee; and,
• for attending a telephonic committee meeting (if any): $1,500 for each meeting of the audit committee; $1,000 for each meeting of the nominating and governance committee; and $1,000 for each meeting of the compensation committee.
The lead independent director receives an annual cash retainer of $10,000 and the chairperson of each of the audit committee, nominating and governance committee and compensation committee also receive an annual cash retainer of $15,000, $2,000 and $2,000, respectively, payable in equal quarterly installments.
2014 INDEPENDENT DIRECTORS' EQUITY PLAN ("2014 PLAN")
The only type of award that may be granted under the 2014 Plan is an award of director share units. A director share unit is an unsecured promise to transfer one common unit of the Company in the future on the settlement date, subject to satisfaction of the terms and conditions under the 2014 Plan and the applicable award agreement.
Under the 2014 Plan, there is no formula to determine the size of awards and the compensation committee has the authority to determine the size of all awards and terms and conditions thereof, subject to the provisions of the 2014 Plan, including the limits on the number of director share units that may be granted annually and in the aggregate. Generally, director share units granted at each annual meeting of shareholders will vest (assuming continued service of the director) on the day immediately preceding the next annual meeting of shareholders held following the date of grant. The number of director share units available for issuance under the 2014 Plan is 2,481,999 units as of February 18, 2022. The aggregate grant date fair value of awards granted to an independent director during any single fiscal year (excluding awards made at the election of the independent director in lieu of all or a portion of annual and committee cash retainers) may not exceed $350,000.
If a director’s service on our board terminates by reason of death or disability or in the event of a business combination of the Company during the director’s service, the director share units will vest immediately.
We credit director share units to a bookkeeping account. No interest or dividends accrue or are credited to any director share units or the director’s account. As soon as practical following vesting, we will settle director share units by delivering to the director the equivalent whole number of shares. Director share units cannot be settled in cash or any other kind of consideration. Prior to settlement, directors do not have the rights of a shareholder in any share corresponding to the director share units.
DIRECTOR COMPENSATION FISCAL YEAR 2021
The following table sets forth the compensation payable by us to our independent directors for service during the fiscal year ended December 31, 2021. We do not compensate our chairman or chief executive officer for their service on our board. The table reflects the equity grants by the Company to directors that fully vested on September 23, 2021 as a result of the AA Transaction, which constituted a change in control as defined in the 2014 Plan.

Name	Fees Earned or Paid in Cash ($)	Director Share Unit Awards ($) (1)	Total ($)
Amanda M. Brock (2)	100,125	151,082	251,207
Norman H. Brown, Jr. (2)	122,251	151,082	273,333
Maria S. Dreyfus (2)	100,125	151,082	251,207
Ronald Kirk (2)	102,176	151,082	253,258
H.E. (Jack) Lentz (2)	98,325	151,082	249,407
Ouma Sananikone (2)	102,176	151,082	253,258

(1)Represents the grant date fair value of the director share unit awards computed in accordance with ASC 718 "Compensation - Stock Compensation", based on the closing price of our common units on May 19, 2021, the date of grant under the 2014 Plan.
(2)Director share unit awards are calculated in accordance with ASC 505-50 "Equity - Equity Based Payments to Non-Employees", and ASC 718.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth information regarding the beneficial ownership of common stock by each person who is known to us to be the beneficial owner of more than five percent of the outstanding units on December 31, 2021, and each of our directors and seconded executive officers and our directors and executive officers as a group as of December 31, 2021, based on 88,343,762 common units issued and outstanding. All holders of common units are entitled to one vote per unit on all matters submitted to a vote of holders of common units. The voting rights attached to units held by our directors, executive officers or major shareholders do not differ from those that attach to units held by any other holder. Under Rule 13d-3 of the Exchange Act, “beneficial ownership” includes units for which the individual, directly or indirectly, has voting power, meaning the power to control voting decisions, or investment power, meaning the power to cause the sale of the units, whether or not the units are held for the individual’s benefit.

	Amount and Nature of Beneficial Ownership
	(Number of Units)
Name and Address of Beneficial Owner	Common Units	Total	Percent of Units Outstanding
5% Beneficial Owners
Morgan Stanley(1)	4,729,195	4,729,195	5%
Macquarie Infrastructure Management (USA) Inc.(2)	14,719,423	14,719,423	17%
Directors(3)
Martin Stanley(4)	14,751,423	14,751,423	17%
Amanda Brock	17,458	17,458	*
Norman H. Brown, Jr.	60,221	60,221	*
Maria Jelescu-Dreyfus	17,458	17,458	*
Ron Kirk	22,974	22,974	*
H.E. (Jack) Lentz	47,214	47,214	*
Ouma Sananikone	32,848	32,848	*
Executive Officers(3)
Christopher Frost(5)	46,790	46,790	*
Nick O'Neil	8,700	8,700	*
Jay Davis	10,331	10,331	*
Michael Kernan	1,000	1,000	*
All Directors and Executive Officers as a Group	15,016,417	15,016,417	17%
*Less than 1%

(1)Based on a report on Schedule 13G filed on February 11, 2022, Morgan Stanley has shared voting power with respect to 4,681,432 units and shared dispositive power with respect to 4,729,195 units. The address of Morgan Stanley is 1585 Broadway, New York, New York 10036.
(2)Based on a report on Schedule 13D/A filed on November 1, 2019, as updated by Form 4 filed on December 29, 2021, Macquarie Infrastructure Management (USA) Inc. has shared dispositive and sole voting power with respect to 14,719,423 units with Macquarie Group Limited ("MGL"). In addition, 2,100 units are held in various investment funds for which Macquarie Investment Management Global Limited, a subsidiary of MGL, acts as an investment advisor. The address of the Manager is 125 West 55th Street, New York, New York 10019.
(3)The address of each director and executive officer is c/o Macquarie Infrastructure Holdings, LLC, 125 West 55th Street, New York, New York 10019.
(4)Includes 14,751,423 units held by our Manager as to which Mr. Stanley disclaims beneficial ownership. Mr. Stanley serves as Executive Chairman of MAM, of which our Manager constitutes a part.
(5)Mr. Frost also serves as a director of our Company and held 46,790 units through JP Morgan US.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
RELATED PARTY TRANSACTIONS POLICIES
Our board recognizes that related party transactions present a heightened risk of conflicts of interest and therefore has adopted internal policies to be followed in connection with related party transactions.
Our audit committee is required to approve all related party transactions, including transactions in which the Company is a participant, the amount involved exceeds $120,000 in any fiscal year in which a related party has a material interest. Related parties include directors, executive officers, holders of 5% of the Company’s voting units and Macquarie or its subsidiaries (or any immediate family members of the foregoing).
In considering any related party transaction, our audit committee considers all relevant factors including, among others, the benefits to the Company, the related party’s interest in the transaction, whether the terms are at arm’s length, any potential impact on director independence and the opportunity costs of other sources for comparable products or services.
Our board has also adopted a written policy pursuant to which it has pre-approved certain types of transactions with related parties assuming certain conditions are met. The pre-approval policy permits foreign exchange, depository and similar transactions (such as the establishment of bank, brokerage and custodial accounts) for which the terms provided by the related party are equal or more favorable to us than those quoted by unaffiliated counterparties. All pre-approved transactions are included as a standing item in reports to our board and audit committee at regular meetings.
OUR RELATIONSHIP WITH MACQUARIE
Macquarie Infrastructure Management (USA) Inc., our Manager, is a part of Macquarie. From time to time, we have entered into, and in the future we may enter into, transactions and relationships involving Macquarie, its affiliates, or vehicles managed by Macquarie. As discussed above, our audit committee is required to approve all related party transactions, including those involving Macquarie, except for those pre-approved by our board. Our chairman and chief executive officer also served as directors without compensation for affiliates of our Manager within Macquarie.
CONTRACTUAL ARRANGEMENTS WITH OUR MANAGER
Our Manager’s Investment in the Company and Registration Rights
As of February 18, 2021, our Manager held 14,791,746 units of our Company. Pursuant to the terms of the Fourth Amended and Restated Management Services Agreement ("Management Services Agreement"), our Manager may sell these units at any time. Under the Management Services Agreement, our Manager, at its option, may reinvest base management fees and performance fees, if any, in units of our Company. Our Manager’s holdings on February 18, 2021 represented 16.73% of our outstanding common units.
We entered into a registration rights agreement with our Manager under which we agreed to file a shelf registration statement under the Securities Act relating to the resale of units owned by our Manager. In addition, our Manager may also require us to include its units in future registered offerings that we conduct, subject to cutback at the option of the underwriters of any such offering.
Since January 1, 2021, we paid the Manager cash dividends and/or distributions on units held for the following periods:

Declared	Period Covered	$ per Unit	Record Date	Payable Date	Cash Paid to Manager ($ in thousands)
September 23, 2021	(1)	$37.386817	October 4, 2021	October 7, 2021	$544,841
December 23, 2020	(2)	11.00	January 5, 2021	January 8, 2021	153,503

(1)One-time distribution declared and paid out of the proceeds from the AA Transaction. Units of MIH traded with "due bills" attached through October 7, 2021 and traded ex-distribution on October 8, 2021.
(2)Special dividend declared and paid out of the proceeds from the IMTT Transaction. Units of MIH traded with “due-bills” attached through January 8, 2021 and traded ex-dividend on January 11, 2021.
Management Services Agreement
Management and Fees. We are a party to a Management Services Agreement subject to the oversight and supervision of our board. Our Manager is responsible for and oversees the management of our operating businesses. In addition, our Manager has the right to elect the chairman of our board of our Company, subject to minimum equity ownership, and to assign, or second, to our Company, two of its employees to serve as chief executive officer and chief financial officer of the Company and seconds or makes other personnel available as required. The board member elected by our Manager does not receive any compensation (other than out-of-pocket expenses) and does not have any special voting rights.
In accordance with the Management Services Agreement, our Manager is entitled to a monthly base management fee based primarily on our Company’s market capitalization less cash balances at our holding company, and potentially a quarterly performance fee based on the total shareholder return relative to a U.S. utilities index. Currently, our Manager has elected to reinvest the base management fees and performance fees, if any, in additional units. For the year ended December 31, 2021, we incurred base management fees of $21.9 million. We did not incur a performance fee for the year ended December 31, 2021.

Effective November 1, 2018, our Manager waived two portions of the base management fee to which it was entitled under the terms of the Management Services Agreement (the “Limited Waiver”). In effect, the waivers cap the base management fee at 1% of our equity market capitalization less any cash balances at our holding company. The waiver applies only to the calculation of the base management fees and not to the remainder of the Management Services Agreement. Our Manager reserves the right to revoke the waivers and revert to the prior terms of the Management Services Agreement, subject to providing the Company with not less than a one-year notice. A revocation of the waiver would not trigger a recapture of previously waived fees.
Disposition Agreement
To facilitate our Company’s pursuit of strategic alternatives, our Company announced that it entered into a Disposition Agreement (“Disposition Agreement”) with our Manager on October 30, 2019 (see Exhibit 10.3 of this Form 10-K). Outside of the Disposition Agreement, our Company has limited ability to terminate the Management Services Agreement. The Disposition Agreement provides for the termination of our Company’s external management relationship with our Manager as to any businesses, or substantial portions thereof, that are sold (including if the Company itself is sold). In connection therewith, we will make a payment to our Manager of approximately 2.9% to 6.1% of the net proceeds generated in the event of such sales, subject to a minimum amount of payments for all sales in the aggregate in the event of a Qualifying Termination Event (“QTE”) of (i) $50.0 million plus (ii) 1.5% multiplied by proceeds in excess of $500.0 million in the aggregate. A “QTE” means (i) the sale of the Company or (ii) a transaction or series of transactions resulting in a third party or parties acquiring all the assets of the Company. The Disposition Agreement provides that the Management Services Agreement will terminate upon the occurrence of a QTE or upon mutual agreement of the parties. If the Management Services Agreement has not been terminated prior to the sixth anniversary of the Disposition Agreement, our Manager and our independent directors will engage in reasonable, good faith discussions regarding a potential internalization or other framework for a termination of the Management Services Agreement.
The Disposition Agreement provides that if a QTE occurs on or prior to January 1, 2022 (subject to extension under certain circumstances for up to six months thereafter), then we will pay our Manager an additional payment of $25.0 million. The Disposition Agreement further provides that our Manager will receive a make-whole payment following a QTE, to the extent that the aggregate management fees paid to our Manager through the date of the QTE were less than (i) $20.0 million per year for the two years following the date of the Disposition Agreement and (ii) $10.0 million per year for any period thereafter. In addition, following a QTE, our Manager will be paid in cash all accrued and unpaid management fees, including fees of $8.5 million waived in accordance with the Limited Waiver, which waived fees would have been payable through October 31, 2019. Our Manager has agreed not to exercise its right to retract the Limited Waiver for periods after October 31, 2019 and prior to the termination of the Disposition Agreement. The Disposition Agreement will terminate on the earlier to occur of (i) the termination of the Management Services Agreement and (ii) the sixth anniversary of the Disposition Agreement, subject to extension under certain circumstances if a transaction is pending.
In connection with the IMTT Transaction and pursuant to the Disposition Agreement, the Company deposited a disposition payment of $28.2 million to its Manager in an escrow account in December 2020 and subsequently released the payment from escrow in March 2021.
In connection with the execution of the Merger, and in order to provide AMF Parent with the fixed amount of the Disposition Payment (as defined in the Disposition Agreement) payable to the Manager with respect to the Merger, on June 14, 2021, the Company and the Manager entered into an amendment (the "Amendment") to the Disposition Agreement. The Amendment provides that the Disposition Payment payable to the Manager with respect to the Merger will be $56.7 million (which amount includes the waived fees pursuant to the Manager's limited waiver described above). These amounts were calculated in accordance with the Disposition Agreement dated as of October 30, 2019 (assuming a March 31, 2022 closing date), do not include the $25.0 million additional payment to the Manager if the final sale of the Company occurs on or prior to July 1, 2022. The Amendment also provides that the Disposition Payments with respect to the Merger will be paid concurrently with the relevant transaction closing, and that the Company’s MSA with the Manager will terminate concurrent with the closing of the Merger and payment of all amounts payable to the Manager under the Disposition Agreement.
In connection with the AA Transaction and pursuant to the Disposition Agreement, the Company paid the Manager $228.6 million in September 2021 concurrent with the closing of the transaction.
The unpaid portion of the base management fees and performance fees, if any, at the end of each reporting period is included in Due to Manager-related party in the consolidated balance sheets. The following table shows the Manager’s reinvestment of its base management fees and performance fees, if any, in units:

Period	Base Management Fee Amount ($ in thousands)	Performance Fee Amount ($ in thousands)	Units Issued
2021 Activities:
Fourth quarter 2021	$1,056	$—	217,273	(1)
Third quarter 2021	7,698	—	195,556
Second quarter 2021	7,551	—	214,040
First quarter 2021	5,552	—	176,296

(1)The Manager elected to reinvest all of the monthly base management fees for the quarter ended December 31, 2021 in new primary units. The Company issued 217,273 units for the quarter ended December 31, 2021, including 72,323 units that were issued in January 2022 for the December 2021 monthly base management fee.
Our Manager is not entitled to any other compensation and all costs incurred by the Manager, including compensation of seconded staff, are paid by the Manager out of its base management fee. However, our Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of our Company and its subsidiaries, income taxes, audit and legal fees, acquisitions and dispositions, and its compliance with applicable laws and regulations. Our Manager charged the Company $5,000 in 2021 for reimbursement of out-of-pocket expenses. In 2021, our Company paid $38,000 in legal fees incurred by our Manager related to certain MIC shareholder litigation. The payment reflects a credit of $30,000 of legal fees incurred by our Manager in 2020.
Investment Priority. Under the terms of the Management Services Agreement, our Manager has exclusive responsibility for reviewing and making recommendations to our board with respect to acquisition opportunities and dispositions. If an opportunity is not originated by our Manager, our board must seek a recommendation from our Manager prior to making a decision concerning any acquisition or disposition. Our Manager and its affiliates refer to our board any acquisition opportunities in accordance with the U.S. acquisition priorities below that are made available to MAM division of Macquarie unless our chief executive officer determines that such opportunity does not meet our acquisition criteria adopted by our board. To the extent Macquarie entities outside MAM division develop or become aware of acquisition opportunities, they are not obligated to offer us these opportunities.
Pursuant to our Management Services Agreement, we have priority ahead of all current and future entities managed by our Manager or by members of Macquarie within the MAM division in each of the following acquisition opportunities that are within the U.S.:
•airport fixed base operations;
•airport parking;
•district energy; and,
•"user pays", contracted and regulated assets (as defined below) that represent an investment of greater than AUD $40 million.
“User pays” assets mean businesses that are transportation- related and derive a majority of their revenues from a per use fee or charge.
Contracted assets mean businesses that derive a majority of their revenues from long-term contracts with other businesses or governments.
Regulated assets mean businesses that are the sole or predominant providers of at least one essential service in their service areas and where the level of revenue generated or charges imposed are regulated by government entities.
We have priority ahead of all current and future entities managed by our Manager or any Manager affiliate in all investment opportunities originated by a party other than our Manager or any Manager affiliate where such party offers the opportunity exclusively to us and not to any other entity managed by our Manager or any Manager affiliate within MAM division. Other than these four specific types of opportunities, our Manager does not have an obligation to offer to us any particular acquisition opportunities, even if they meet our investment objectives, and our Manager and its affiliates can offer any or all other acquisition opportunities on a priority basis or otherwise to current and future funds, investment vehicles and accounts sponsored by our Manager or its affiliates. We may compete with these entities for investment opportunities, and there can be no assurance that we will prevail with respect to such investments.
In addition, our management may determine not to pursue investment opportunities presented to us by our Manager, including those presented on a priority basis. If our management waives any such opportunity, our Manager and its affiliates may offer such opportunity to any other entity, including any entities sponsored or advised by members of MAM division of Macquarie. As such, every acquisition opportunity presented to us by our Manager may not be pursued by us and may ultimately be presented to entities with whom we compete for investments.
Financial Advisor
Affiliates of Macquarie, including Macquarie Capital (USA) Inc., or MCUSA, have preferred provider status in respect of any financial advisory services to be contracted for by us. If we contract with MCUSA for such services, such contracts will be based on market terms and subject to approval by our audit committee. Any fees payable to MCUSA for such financial advisory services are in addition to fees paid under the Management Services Agreement. The use of MCUSA does not preclude our use of similar services provided by any third-party vendors, and we have used other advisors from time to time.
OTHER TRANSACTIONS WITH MACQUARIE
We may use the resources of Macquarie with respect to a range of advisory, procurement, insurance, hedging, lending and other services. Engagements involving members of Macquarie are reviewed and approved by the audit committee of our board. Macquarie affiliates are engaged on an arm’s length basis and frequently as a member of syndicate of providers whose other members establish the terms of the interaction.
Macquarie Group - Other Services
The Company uses the resources of the Macquarie Group with respect to a range of advisory, procurement, insurance, hedging, lending, and other services. Engagements involving members of the Macquarie Group are reviewed and approved by the Audit Committee of the Company’s Board. Macquarie Group affiliates are engaged on an arm’s length basis and frequently as a member of syndicate of providers whose other members establish the terms of the interaction.
Advisory Services
The Macquarie Group, and wholly-owned subsidiaries within the Macquarie Group, including Macquarie Bank Limited and Macquarie Capital (USA) Inc., have provided various advisory and other services and incurred expenses in connection with the Company’s equity raising activities, acquisitions, and debt structuring for the Company and its businesses. Underwriting fees are recorded in unitholders’ equity as a direct cost of equity offerings. Advisory fees and out-of-pocket expenses relating to acquisitions are expensed as incurred. Debt arranging fees are deferred and amortized over the term of the credit facility.
Long-Term Debt
The Company had a $600 million senior secured revolving credit facility at the holding company level to which Macquarie Capital Funding LLC had a $40 million commitment. On January 19, 2021, the commitments on the senior secured revolving credit facility were terminated in accordance with the terms of that agreement. The Company incurred $8,000 in interest expense related to Macquarie Capital Funding LLC’s portion of the senior secured revolving credit facility in 2021. All outstanding balances were repaid as of December 31, 2020.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
FEES
The chart below sets forth the total amount paid or payable by us to KPMG LLP (PCAOB ID: 185) in connection with the audit of our consolidated financial statements for the years indicated below, the audit of certain subsidiaries as required under their credit agreements, and the total amounts billed to us by KPMG LLP for other services performed in those years, breaking down these amounts by category of service ($ in thousands):

	2021	2020
Audit Fees(1)	$2,085,273	$4,565,623
Audit-Related Fees(2)	102,725	310,350
Tax Fees(3)	—	4,600
Total	$2,187,998	$4,880,573

(1)“Audit Fees” are fees paid to KPMG LLP for professional services for the audit of our consolidated financial statements, for professional services rendered for the audit of our internal control over financial reporting, for quarterly reviews, for review of SEC filings, for statutory audits and other related matters.

(2)"Audit-Related Fees" are fees billed by KPMG LLP for assurance and related services that are related to the performance of the audit or review of our financial statements, including in connection with attestation reports on fees paid to our Manager and in connection with our operating businesses.
(3)"Tax Fees" are fees billed by KPMG LLP for services related to state tax matters at certain operating businesses.
PRE-APPROVAL POLICIES AND PROCEDURES
Our audit committee has established policies and procedures for its appraisal and approval of audit and non-audit services. Our audit committee has the sole authority to pre-approve any audit and non-audit services to be provided by any registered public accounting firm. Our audit committee has delegated to the chairman of the committee the authority to approve additional audit and non-audit services of KPMG LLP and any additional accounting firms. The delegation is limited to an aggregate of $50,000 in fees at any one time outstanding and not ratified by our audit committee, and confirmation of compliance with independence standards. Our audit committee or its chairman has pre-approved the services provided by KPMG LLP since its engagement. All other audit-related, tax and other engagements may be approved by our audit committee prospectively.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements and Schedules
The consolidated financial statements in Part II, Item 8, and schedule listed in the accompanying exhibit index are filed as part of this report.
Exhibits
The exhibits listed on the accompanying exhibit index are filed as a part of this report.
ITEM 16. FORM 10-K SUMMARY
None.

EXHIBIT INDEX

2.1
Agreement and Plan of Merger, dated as of March 30, 2021, by and among the Macquarie Infrastructure Corporation, Macquarie Infrastructure Holdings, LLC and Plum Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 of MIH’s Amendment No. 1 to the Registration Statement on Form S-4, filed with the SEC on March 30, 2021).

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

2.4
Purchase Agreement dated November 8, 2020 by and among RS Ivy Holdco, Inc., MIC Ohana Corporation, Macquarie Terminal Holdings LLC and Macquarie Infrastructure Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2020).

3.1
Certificate of Formation of Macquarie Infrastructure Holdings, LLC. (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-4 filed with the SEC on February 17, 2021).

3.2
Amended and Restated Limited Liability Company Agreement of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 22, 2021).

4.1
Senior Debt Securities Indenture, dated as of July 15, 2014, by and among Macquarie Infrastructure Company LLC and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 18, 2014).

4.2
Second supplemental indenture, dated as of May 21, 2015, by and between Macquarie Infrastructure Corporation and Wells Fargo, National Association, as Trustee (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2015).

4.3
Third Supplemental Indenture, dated as of October 13, 2016, by and among Macquarie Infrastructure Corporation and Wells Fargo Bank, National Association, as Trustee (including the form of 2.00% Convertible Senior Note due 2023) (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2016).

4.4
Fourth Supplemental Indenture, dated as of September 22, 2021, by and between the Registrant and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 22, 2021).

4.5
Description of Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.5 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 25, 2020).

10.1
Fourth Amended and Restated Management Services Agreement, dated September 22, 2021, by and among the Registrant, Macquarie Infrastructure Corporation, MIC Ohana Corporation, MIC Hawaii Holdings, LLC and Macquarie Infrastructure Management (USA) Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 22, 2021).

10.2
Limited Waiver, dated October 30, 2018, of Macquarie Infrastructure Management (USA) Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2018).

10.3
Amended and Restated Disposition Agreement, dated September 22, 2021, by and among the Registrant, Macquarie Infrastructure Corporation, MIC Ohana Corporation, MIC Hawaii Holdings, LLC and Macquarie Infrastructure Management (USA) Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 22, 2021).

10.4
Second Amended and Restated Registration Rights Agreement, dated September 22, 2021, by and between the Registrant and Macquarie Infrastructure Management (USA) Inc. (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 22, 2021).

10.5*	Macquarie Infrastructure Company LLC 2014 Independent Directors Equity Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on April 4, 2014).
10.6*	Macquarie Infrastructure Corporation 2016 Omnibus Employee Incentive Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on April 1, 2016).
10.7*
Amendment No. 1 to Macquarie Infrastructure Corporation 2016 Omnibus Employee Incentive Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed with the SEC on April 2, 2019).

10.8
Credit Agreement, dated as of February 10, 2016, among HGC Holdings LLC, Wells Fargo Bank N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.9
Credit Agreement, dated as of February 10, 2016, among The Gas Company LLC, Wells Fargo Bank N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.10
Amendment No. 1, dated as of February 21, 2017, to the Amended and Restated Credit Agreement, dated as of February 10, 2016, among HGC Holdings LLC, Wells Fargo Bank N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.11
Amendment No. 1, dated as of February 21, 2017, to the Amended and Restated Credit Agreement, dated as of February 10, 2016, among The Gas Company LLC, Wells Fargo Bank N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.12
Amendment No. 2, dated as of February 12, 2018, to the Amended and Restated Credit Agreement, dated as of February 10, 2016, among HGC Holdings LLC, Wells Fargo Bank N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017).

10.13
Amendment No. 2, dated as of February 12, 2018, to the Amended and Restated Credit Agreement, dated as of February 10, 2016, among The Gas Company LLC, Wells Fargo Bank N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017).

21.1**	Subsidiaries of the Registrant
23.1**	Consent of KPMG LLP
24.1	Powers of Attorney (included in signature pages)
31.1**	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2**	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1***	Section 1350 Certification of Chief Executive Officer
32.2***	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in XBRL and contained in Exhibit 101.

*    Management contract, compensatory plan, or arrangement.
**    Filed herewith.
***    A signed original of this written statement required by Section 906 has been provided to Macquarie Infrastructure Holdings, LLC and will be retained by Macquarie Infrastructure Holdings, LLC and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Macquarie Infrastructure Holdings, LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2022.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC (Registrant)
By:	/s/ Christopher Frost
Chief Executive Officer
We, the undersigned directors and executive officers of Macquarie Infrastructure Holdings, LLC, hereby severally constitute Christopher Frost and Nick O'Neil, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Macquarie Infrastructure Holdings, LLC and in the capacities indicated on the 22nd day of February 2022.

Signature	Title

/s/ Christopher Frost	Chief Executive Officer and Director
Christopher Frost	(Principal Executive Officer)

/s/ Nick O'Neil	Chief Financial Officer and Principal Accounting Officer
Nick O'Neil	(Principal Financial Officer)

/s/ Martin Stanley	Chairman of the Board of Directors
Martin Stanley

/s/ Norman H. Brown, Jr.	Director
Norman H. Brown, Jr.

/s/ Amanda Brock	Director
Amanda Brock

/s/ Ronald Kirk	Director
Ronald Kirk

/s/ Maria J. Dreyfus	Director
Maria J. Dreyfus

/s/ Henry E. Lentz	Director
Henry E. Lentz

/s/ Ouma Sananikone	Director
Ouma Sananikone