Form 10-Q
period 2022-03-31
Macquarie Infrastructure Holdings, LLC
filed 2022-05-03
CIK 1845290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-Q
_____________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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
There were 88,985,352 common units outstanding on April 29, 2022.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC

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

Cautionary Note Regarding Forward-Looking Statements
In addition to historical information, this quarterly report on Form 10-Q ("Quarterly Report") contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements may appear throughout this Quarterly Report, including without limitation, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. We may, in some cases, use words such as “project”, “believe”, “anticipate”, “plan”, “expect”, “estimate”, “intend”, “should”, “would”, “could”, “potentially”, “may”, or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, statements regarding a sale of the Company, the completion of the sale of the Company or the termination of the sale effort, statements regarding the anticipated specific and overall impacts of COVID-19 and any related recovery, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the risks identified in our Annual Report on the Form 10-K for the year ended December 31, 2021, this Quarterly Report on Form 10-Q, and in other reports we file from time to time with the Securities and Exchange Commission ("SEC").
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
ii

PART I
FINANCIAL INFORMATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the financial condition and results of operations of Macquarie Infrastructure Holdings, LLC ("MIH") should be read in conjunction with the consolidated condensed financial statements and the notes to those statements included elsewhere herein.
MIH is a Delaware limited liability company formed on February 5, 2021, and the registrant since September 22, 2021. MIH is the successor to Macquarie Infrastructure Corporation ("MIC"), a Delaware corporation formed on May 21, 2015. MIC’s predecessor, Macquarie Infrastructure Company LLC, was formed on April 13, 2004. Except as otherwise specified, all references in this Form 10-Q to “MIH”, “we”, “us”, “our” and "Company" refer to Macquarie Infrastructure Holdings, LLC and its subsidiaries, or as necessary when referring to previous reporting periods or the period prior to September 22, 2021, MIC and its subsidiaries. The terms "unit", "equity interest", "stock", "security", or "shares" refer to shares of MIC prior to the Reorganization on September 22, 2021, and "units" in MIH thereafter.
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
We own and operate a business that provides products to corporations, government agencies, and individual customers in Hawaii. Our business comprises: (i) Hawaii Gas, Hawaii’s only government-franchised gas utility and an unregulated liquified petroleum gas ("LPG") distribution business providing gas and related services to industrial, commercial, residential, and governmental customers; (ii) controlling interests in two solar facilities on Oahu; and (iii) smaller projects collectively engaged in efforts to reduce the cost and improve the reliability and sustainability of energy in Hawaii.
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
On June 14, 2021, we entered into a Merger Agreement with AMF Hawaii Holdings, LLC ("AMF Parent"), a Delaware limited liability company affiliated with Argo Infrastructure Partners, LP ("Argo"), and AMF Hawaii Merger Sub, LLC ("AMF Merger Sub"), a recently formed Delaware limited liability company and wholly-owned direct subsidiary of AMF Parent. The Merger Agreement provides that AMF Merger Sub will be merged with and into MIH (the “Merger”), with MIH surviving the Merger as a wholly-owned subsidiary of AMF Parent. Upon the completion of the Merger, each of the MIH common units (excluding common units held by AMF Parent or AMF Merger Sub or common units held by MIH in treasury and common units held by any subsidiary of MIH or AMF Parent (other than AMF Merger Sub)), will be converted into the right to receive $3.83 in cash, without interest; or, if the Merger is consummated after July 1, 2022, then each such unit will be converted into the right to receive $4.11 in cash, without interest.
Under the terms of the Merger Agreement, at closing, AMF Parent will pay the merger consideration to unitholders and fund transaction costs and a disposition payment to our Manager of $81.7 million if the Merger closes on or before July 1, 2022 or $56.7 million if the Merger closes after this date.
On September 21, 2021, we conducted a Special Meeting of Shareholders during which shareholders voted on and approved the AA Transaction and the Merger. As a result of the approval, we classified our Atlantic Aviation business as a discontinued operation and eliminated it as a reportable segment. All prior periods reported herein reflect this change.
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

As part of the reorganization, the entity holding the businesses comprising our MIC Hawaii segment was distributed to and became a direct subsidiary of Macquarie Infrastructure Holdings, LLC. For tax purposes, the distribution was deemed to be a sale and unitholders were deemed to have received a distribution of the fair market value of the equity of MIC Hawaii, subsequently determined to equate to $3.70 per unit.
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
We measure EBITDA excluding non-cash items as it reflects our businesses’ ability to effectively manage the amount of products sold, the operating margin earned on those transactions, and the management of operating expenses independent of our capitalization and tax position.
In analyzing the financial performance of our business, we focus primarily on cash generation and Free Cash Flow in particular. We believe investors could use Free Cash Flow to assess our ability to fund acquisitions, invest in growth projects, reduce or repay indebtedness, and/or return capital to unitholders.
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
Since January 1, 2021, MIH has paid or declared the following distributions:

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
In addition to the cash distributions paid to unitholders noted above, as part of the reorganization, the entity holding the businesses comprising our MIC Hawaii segment was distributed to and became a direct subsidiary of MIH. For tax purposes, the distribution was deemed to be a sale and unitholders were deemed to have received a distribution of the fair value of the equity of MIC Hawaii, subsequently determined to equate to $3.70 per unit.
As a result of the completion of and distribution of certain proceeds from the AA Transaction in September 2021 and the signing of the Merger Agreement in June 2021, we do not expect to pay further distributions.

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
We continue to closely monitor the effects of COVID-19 and are actively managing our response by placing a priority on the health and safety of our employees and their families, contractors, customers, and the broader communities in which our business operates. Our business' operations are classified as providers of essential services, are fully operational, and are adhering to pandemic response plans and are following guidance from the Centers for Disease Control and Prevention ("CDC") as well as federal, state, and local governments with respect to conducting operations safely.
In addition to standard operating procedures designed to maintain safe operations, we have implemented additional measures including: (i) a transitional return to office policy for those who were working from home; (ii) enhanced cleaning and disinfecting of facilities; (iii) limited interactions between employees and customers through social distancing; (iv) use of personal protective equipment by employees; and (v) education of customers on alternative payment and customer care options as a means of limiting interactions with employees. Management is engaged in ongoing communications with employees, customers, vendors, lenders, and other stakeholders apprising them of the business' response to the pandemic. We believe our staff and customers of our business can access our facilities safely and in compliance with relevant directives.
Visitor arrivals to Hawaii, the primary driver of increases in demand for gas in Hawaii, improved sequentially in the first quarter of 2022, which we believe reflects increased visitor confidence levels due to the availability of COVID-19 vaccines and a relatively low level of infections in the islands. The rate of recovery in the number of visitors to Hawaii in the future remains uncertain. COVID-19 continues to negatively affect the performance of the Hawaii businesses, although the effects have diminished relative to this time last year. The additional easing of travel restrictions this quarter has resulted in an increase in economic activity and the number of primarily domestic visitors to Hawaii, but not to pre-COVID-19 levels. A significant surge in COVID-19 rates could negatively impact the number of visitors to Hawaii, which would adversely impact our operating results.
Trends in the number of visitors to Hawaii and demand for gas were positive in the first quarter, although our financial performance continues to lag pre-COVID-19 periods. The number of visitors to Hawaii increased to 2.0 million for the quarter ended March 31, 2022, from 847,000 for the quarter ended March 31, 2021. The resulting improvement in hotel occupancy, restaurants patronage, and use of commercial laundry services contributed to an increase in gas consumption of 11% during the quarter ended March 31, 2022, versus the comparable period in 2021. The number of visitors to Hawaii was lower by 21% in the quarter ended March 31, 2022, and overall gas consumption was lower by 13% versus the pre-COVID-19 comparable period in 2019.
The wholesale cost of LPG increased by approximately 38% from December 2021 to March 2022. We enter into commodity hedges to mitigate the medium to longer term impact of rising costs. In any given quarter, the effective cost of LPG to Hawaii Gas will depend on both the total volume hedged and the wholesale cost of LPG during that time. The percentage of our expected LPG purchases that is hedged varies over time based on our assessment of the potential volatility in LPG costs and the duration and cost of the hedges. We pass some of our increased LPG cost through to customers in our regulated business through the fuel adjustment clause mechanism. In addition, as has been the case from time to time historically, we may pass some or all of the increased cost of LPG through to our customers in our unregulated business subject to competitive dynamics in Hawaii's energy market.
Rising inflation rates have not had a substantial impact on our financial performance to date, but may have an impact on our financial performance in the future as our ability to pass on an increase in costs is not entirely within our control.

Results of Operations – (continued)
Our consolidated results of operations are as follows:

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2022	2021	$	%
	($ In Thousands, Except Unit and Per Unit Data) (Unaudited)
Revenue
Product revenue	$68,681	$54,587	14,094	26
Total revenue	68,681	54,587	14,094	26
Costs and expenses
Cost of product sales	40,004	34,756	(5,248)	(15)
Selling, general and administrative	8,381	11,582	3,201	28
Disposition payment to Manager	—	19	19	100
Total Selling, general and administrative	8,381	11,601	3,220	28
Fees to Manager - related party	800	5,552	4,752	86
Depreciation and amortization	3,781	3,748	(33)	(1)
Total operating expenses	52,966	55,657	2,691	5
Operating income (loss)	15,715	(1,070)	16,785	NM
Other income (expense)
Interest income	7	3	4	133
Interest expense(1)	(38)	(7,049)	7,011	99
Other income (expense), net	418	(336)	754	NM
Net income (loss) from continuing operations before income taxes	16,102	(8,452)	24,554	NM
(Provision) benefit for income taxes	(4,656)	2,182	(6,838)	NM
Net income (loss) from continuing operations	11,446	(6,270)	17,716	NM

Discontinued Operations
Net income from discontinued operations before income taxes	—	27,615	(27,615)	(100)
Provision for income taxes	—	(7,548)	7,548	100
Net income from discontinued operations	—	20,067	(20,067)	(100)
Net income	11,446	13,797	(2,351)	(17)

Net income (loss) from continuing operations	11,446	(6,270)	17,716	NM
Less: net income attributable to noncontrolling interests	304	597	293	49
Net income (loss) from continuing operations attributable to MIH	11,142	(6,867)	18,009	NM
Net income from discontinued operations	—	20,067	(20,067)	(100)
Net income from discontinued operations attributable to MIH	—	20,067	(20,067)	(100)
Net income attributable to MIH	$11,142	$13,200	(2,058)	(16)

Basic income (loss) per unit from continuing operations attributable to MIH	$0.13	$(0.08)	0.21	NM
Basic income per unit from discontinued operations attributable to MIH	—	0.23	(0.23)	(100)
Basic income per unit attributable to MIH	$0.13	$0.15	(0.02)	(13)
Weighted average number of units outstanding: basic	88,494,560	87,411,455	1,083,105	1
___________
NM — Not meaningful.

Results of Operations – (continued)
(1)Interest expense includes non-cash gains on derivative instruments of $489,000 and $283,000 for the quarters ended March 31, 2022, and 2021 respectively.
Revenue
We generate most of our revenue from the sale of gas. Accordingly, revenue can fluctuate based on the wholesale cost of gas and/or feedstock and may not reflect our ability to effectively manage the amount of gas sold and the margins achieved on those sales. For example, an increase in revenue may be attributable to an increase in the wholesale cost of feedstock and not an increase in the amount of gas sold or margin achieved. Conversely, a decline in revenue may be attributable to a decrease in the wholesale cost of gas and not a reduction in the amount of gas sold or margin achieved.
Consolidated revenues increased for the quarter ended March 31, 2022, compared with the quarter ended March 31, 2021, both as a result of the higher wholesale cost of products sold and an increase in the amount of gas sold. The increases reflect i) higher feedstock costs passed through to utility customers and increases in LPG prices charged to certain of our non-utility customers; and ii) increased consumption by commercial and industrial customers as a result of an increase in the number of visitors to Hawaii as Hawaii recovers from the impact of COVID-19.
Cost of Product Sales
Consolidated cost of product sales increased for the quarter ended March 31, 2022 compared with the quarter ended March 31, 2021 primarily due to increases in the volume and cost of gas sold partially offset by a $10.6 million non-cash mark-to-market adjustment to the value of the commodity hedge contracts for the quarter ended March 31, 2022, compared with $1.1 million for the quarter ended March 31, 2021. The change in the non-cash mark-to-market adjustment of the value of the commodity hedges during the quarter ended March 31, 2022, primarily reflects the increase in the forecasted wholesale cost of LPG through the quarter.
As noted above, we use commodity hedges to reduce the financial risks of commodity price fluctuations associated with wholesale LPG purchases. We have entered into hedges with varying maturities through September 2024 and with respect to a varying percentage of our expected LPG purchases over that time.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased for the quarter ended March 31, 2022 compared with the quarter ended March 31, 2021, primarily due to lower transaction costs partially offset by increases in salaries and benefits and higher insurance costs.
Fees to Manager
Our Manager is entitled to a monthly base management fee based on our market capitalization and potentially a quarterly performance fee based on our total return relative to a U.S. utilities index. For the quarter ended March 31, 2022, we incurred base management fees of $800,000 compared with $5.6 million for the quarter ended March 31, 2021. The decrease in base management fees reflects a reduction in our average market capitalization primarily due to the AA Transaction and the decrease in our average holding company cash balance during the quarter ended March 31, 2022. No performance fees were incurred in either the current or prior comparable period. The unpaid portion of base management fees and performance fees, if any, at the end of each reporting period is included in the line item Due to Manager-related party in our consolidated condensed balance sheets.
In accordance with the Management Services Agreement, our Manager elected to reinvest any fees to which it was entitled in new primary units in the periods shown below and has currently elected to reinvest future base management fees and performance fees, if any, in new primary units.

Period	Base Management Fee Amount ($ in Thousands)	Performance Fee Amount ($ in Thousands)	Units Issued
2022 Activities:
First quarter 2022	$800	$—	219,026	(1)

2021 Activities:
Fourth quarter 2021	$1,056	$—	217,273
Third quarter 2021	7,698	—	195,556
Second quarter 2021	7,551	—	214,040
First quarter 2021	5,552	—	176,296

Results of Operations – (continued)
___________
(1)Our Manager elected to reinvest all monthly base management fees for the quarter ended March 31, 2022 in new primary units. We issued 219,026 units for the quarter ended March 31, 2022, including 73,653 units that were issued in April 2022.
Interest Expense, net, and Gains on Derivative Instruments
Interest expense includes non-cash gains on derivative instruments of $489,000 for the quarter ended March 31, 2022, compared with non-cash gains of $283,000 for the quarter ended March 31, 2021, and the amortization of debt financing costs. Gains on derivatives recorded in interest expense are attributable to the change in fair value of interest rate hedges. For the quarter ended March 31, 2021, interest expense also includes non-cash write-offs of debt financing costs of $4.3 million related to the repurchase of our 2.00% Convertible Senior Notes and the cancellation of our holding company revolving credit facility.
Excluding the non-cash adjustments and write-offs, cash interest expense totaled $486,000 for the quarter ended March 31, 2022, and $3.3 million for the quarter ended March 31, 2021. The decrease in cash interest expense primarily reflects a lower weighted average debt balance.
Discontinued Operations
For the quarter ended March 31, 2021, discontinued operations reflects the operating results of the businesses sold as part of the AA Transaction. The AA Transaction closed on September 23, 2021.
Income Taxes
MIH is a limited liability company classified as a partnership for tax purposes. Taxable income or losses reported by MIH will be passed-through to the unitholders and reported on a Schedule K-1. MIH does not pay federal or state income tax.
Our intermediate holding company is organized as a limited liability company and classified as a corporation for tax purposes. The intermediate holding company will file a consolidated federal income tax return for periods after the reorganization. The intermediate holding company will continue to file a combined Hawaii state income tax return. The current tax expense for the quarter ended March 31, 2022 of $3.0 million consists of federal income tax of $2.2 million and state income tax of $725,000.

Results of Operations – (continued)
Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") excluding non-cash items and Free Cash Flow
In addition to our results under U.S. GAAP, we use the non-GAAP measures EBITDA excluding non-cash items and Free Cash Flow to assess the performance and prospects of our business.
We measure EBITDA excluding non-cash items as it reflects our businesses’ ability to effectively manage the amount of products sold, the operating margin earned on those transactions, and the management of operating expenses independent of our capitalization and tax position.
We believe investors use EBITDA excluding non-cash items primarily as a measure of our operating performance and to make comparisons with the operating performance of other businesses whose depreciation and amortization expense may vary from ours, particularly where acquisitions and other non-operating factors are involved. We define EBITDA excluding non-cash items as net income (loss) or earnings — the most comparable GAAP measure — before interest, taxes, depreciation and amortization, and non-cash items including impairments, unrealized derivative gains and losses, adjustments for other non-cash items, and pension expense reflected in the statements of income (loss). Other non-cash items, net, excludes the adjustment to bad debt expense related to the specific reserve component, net of recoveries. EBITDA excluding non-cash items also excludes base management fees and performance fees, if any, whether paid in cash or units.
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

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2022	2021	$	%
	($ In Thousands) (Unaudited)
Net income (loss) from continuing operations	$11,446	$(6,270)
Interest expense, net(1)	31	7,046
Provision (benefit) for income taxes	4,656	(2,182)
Depreciation and amortization	3,781	3,748
Fees to Manager - related party	800	5,552
Other non-cash income, net(2)	(10,294)	(31)
EBITDA excluding non-cash items - continuing operations	$10,420	$7,863	2,557	33

EBITDA excluding non-cash items - continuing operations	$10,420	$7,863
Interest expense, net(1)	(31)	(7,046)
Non-cash interest expense, net(1)	(455)	3,758
(Provision) benefit for current income taxes	(2,960)	1,848
Changes in working capital	(11,505)	(19,365)
Cash used in operating activities - continuing operations	(4,531)	(12,942)
Changes in working capital	11,505	19,365
Maintenance capital expenditures	(2,482)	(1,114)
Free cash flow - continuing operations	$4,492	$5,309	(817)	(15)
___________
(1)    Interest expense, net, includes non-cash adjustments to derivative instruments and non-cash amortization of debt financing costs. For the quarter ended March 31, 2021, interest expense also includes non-cash write-offs of debt financing costs related to the repurchase of our 2.00% Convertible Senior Notes.
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

Liquidity and Capital Resources
General
Cash requirements of our business generally include normal operating expenses, debt service, debt principal payments, and capital expenditures.
We may from time to time seek to purchase or retire our outstanding debt in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, could be material and will depend on market conditions, our liquidity needs, and other factors.
2.00% Convertible Senior Notes
On February 17, 2021, we initiated a tender offer for any and all of our 2.00% Convertible Senior Notes ("Notes") outstanding. On March 16, 2021, we repurchased $358.6 million in aggregate principal amount of the Notes in the tender offer. During the second quarter of 2021, we repurchased an additional $9.9 million of Notes in the open market and reduced the outstanding balance to $34.0 million. On September 23, 2021, we initiated an offer to repurchase any and all Notes outstanding and on October 22, 2021, we repurchased $26.9 million in aggregate principal amount of the Notes outstanding. On March 31, 2022, we had $6.8 million of the 2.00% Convertible Senior Notes outstanding.
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
Debt
On March 31, 2022, our consolidated debt outstanding totaled $99.2 million. We had access to an undrawn revolving credit facility of $60.0 million. The ratio of net debt/EBITDA excluding non-cash items for our continuing operations was 1.7x on March 31, 2022.
The following table shows our debt obligations on April 29, 2022 ($ in thousands):

Debt	Weighted Average Remaining Life (in years)	Balance Outstanding	Weighted Average Rate(1)
2.00% Convertible Senior Notes	1.4	$6,821	2.00%
Term Loan- Hawaii Gas	1.8	80,000	2.05%
Term Loan- Solar facilities in Hawaii(2)	4.2	12,424	3.38%
Total(3)	2.1	$99,245	2.21%
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
For a description of the material terms of MIH and its businesses' debt facilities, see Note 9, “Long-Term Debt”, in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Liquidity and Capital Resources – (continued)

Analysis of Consolidated Historical Cash Flows from Continuing Operations
The following section discusses our sources and uses of cash from continuing operations. All intercompany activities such as corporate allocations, capital contributions, and distributions have been excluded from the table as these transactions are eliminated on consolidation.

($ In Thousands)	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2022	2021
	$	$	$	%
Cash used in operating activities	(4,531)	(12,942)	8,411	65
Cash used in investing activities	(4,891)	(3,324)	(1,567)	(47)
Cash used in financing activities	(274)	(1,319,824)	1,319,550	100

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
The decrease in consolidated cash used in operating activities for the quarter ended March 31, 2022 compared with the quarter ended March 31, 2021 was primarily due to:
•an absence of payment of transaction costs during 2022;
•a favorable change to accounts receivable and inventory resulting from improved collection and lower inventory levels during 2022; and
•a decrease in cash interest expense; partially offset by
•timing of prepaid expenses, primarily related to insurance premiums.
Investing Activities from Continuing Operations
Cash provided by investing activities includes proceeds from divestitures of businesses and disposal of fixed assets. Cash used in investing activities includes acquisitions of businesses and capital expenditures.
The increase in cash used in investing activities for the quarter ended March 31, 2022 compared with the quarter ended March 31, 2021 is primarily attributable to higher capital expenditures.
Financing Activities from Continuing Operations
Cash provided by financing activities includes new equity and debt issuances. Cash used in financing activities includes distributions to our unitholders and the repayment of debt principal balances.
The decrease in cash used in financing activities for the quarter ended March 31, 2022 compared with the quarter ended March 31, 2021 is primarily attributable to the absence of special dividend paid in January 2021 from the IMTT Transaction and the repurchase of our 2.00% Convertible Senior Notes in March 2021.

Commitments and Contingencies
On March 31, 2022, there were no material changes in our commitments and contingencies compared with those on December 31, 2021. On March 31, 2022, we did not have any material purchase obligations. For a discussion of our other future obligations, due by period, under the various contractual obligations, off-balance sheet arrangements, and commitments, see “Liquidity and Capital Resources — Commitments and Contingencies” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 22, 2022.
On March 31, 2022, we did not have any material reserves for contingencies. We have other contingencies occurring in the normal course of business, including pending legal and administrative proceedings that are not reflected at this time as they are not ascertainable.
Our sources of cash to meet these obligations include:
•cash on hand;
•cash generated from our operations (see “Operating Activities” in “Liquidity and Capital Resources”); and
•cash available from our undrawn credit facility (see “Financing Activities” in “Liquidity and Capital Resources”).
Critical Accounting Policies and Estimates
For critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in Part II, Item 7 and Note 2, “Summary of Significant Accounting Policies”, in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and see Note 2, “Basis of Presentation”, in our Notes to Consolidated Condensed Financial Statements in Part I of this Form 10-Q for recently issued accounting standards. Our critical accounting policies and estimates have not changed materially from the description contained in our Annual Report.

Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Our exposure to market risk has not changed materially since February 22, 2022, the filing date for our Annual Report on Form 10-K.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with or submitted to the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in Thousands, Except Unit Data)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,589	$47,259
Restricted cash	1,025	1,051
Accounts receivable, net of allowance for doubtful accounts	27,422	27,824
Inventories	12,175	11,658
Prepaid expenses	7,491	1,813
Fair value of derivative instruments	8,344	909
Other current assets	5,547	2,255
Total current assets	99,593	92,769
Property, equipment, land, and leasehold improvements, net	298,746	297,190
Operating lease assets, net	12,186	12,591
Goodwill	120,193	120,193
Intangible assets, net	4,392	4,498
Fair value of derivative instruments	4,078	470
Other noncurrent assets	8,458	8,740
Total assets	$547,646	$536,451
LIABILITIES AND UNITHOLDERS’ EQUITY
Current liabilities:
Due to Manager-related party	$274	$260
Accounts payable	7,214	6,169
Accrued expenses	13,476	18,449
Current portion of long-term debt	1,118	1,107
Operating lease liabilities - current	1,800	1,794
Other current liabilities	6,820	5,223
Total current liabilities	30,702	33,002
Long-term debt, net of current portion	97,443	97,655
Deferred income taxes	40,236	38,540
Operating lease liabilities - noncurrent	10,365	10,810
Other noncurrent liabilities	53,049	53,062
Total liabilities	231,795	233,069
Commitments and contingencies	—	—
See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
CONSOLIDATED CONDENSED BALANCE SHEETS – (continued)
($ in Thousands, Except Unit Data)

	March 31, 2022	December 31, 2021
	(Unaudited)
Unitholders’ equity(1):
Common units paid in capital (500,000,000 authorized; 88,805,519 units issued and outstanding on March 31, 2022 and 88,343,762 units issued and outstanding on December 31, 2021)	$194,494	$193,471
Accumulated other comprehensive loss	(5,106)	(5,106)
Retained earnings	117,681	106,539
Total unitholders’ equity	307,069	294,904
Noncontrolling interests	8,782	8,478
Total equity	315,851	303,382
Total liabilities and equity	$547,646	$536,451
___________
(1)The Company is authorized to issue 100,000,000 preferred units. On March 31, 2022 and December 31, 2021, no preferred units were issued or outstanding. The Company had 100 special units issued and outstanding to its Manager on March 31, 2022 and December 31, 2021, respectively.
See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
(Unaudited)
($ in Thousands, Except Unit and Per Unit Data)

	Quarter Ended March 31,
	2022	2021
Revenue
Product revenue	$68,681	$54,587
Total revenue	68,681	54,587
Costs and expenses
Cost of product sales	40,004	34,756
Selling, general and administrative	8,381	11,582
Disposition payment to Manager	—	19
Total Selling, general and administrative	8,381	11,601
Fees to Manager - related party	800	5,552
Depreciation	3,675	3,642
Amortization of intangibles	106	106
Total operating expenses	52,966	55,657
Operating income (loss)	15,715	(1,070)
Other income (expense)
Interest income	7	3
Interest expense(1)	(38)	(7,049)
Other income (expense), net	418	(336)
Net income (loss) from continuing operations before income taxes	16,102	(8,452)
(Provision) benefit for income taxes	(4,656)	2,182
Net income (loss) from continuing operations	11,446	(6,270)

Discontinued Operations(2)
Net income from discontinued operations before income taxes	—	27,615
Provision for income taxes	—	(7,548)
Net income from discontinued operations	—	20,067
Net income	11,446	13,797

Net income (loss) from continuing operations	11,446	(6,270)
Less: net income attributable to noncontrolling interests	304	597
Net income (loss) from continuing operations attributable to MIH	11,142	(6,867)
Net income from discontinued operations	—	20,067
Net income from discontinued operations attributable to MIH	—	20,067
Net income attributable to MIH	$11,142	$13,200
See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS) – (continued)
(Unaudited)
($ in Thousands, Except Unit and Per Unit Data)

	Quarter Ended March 31,
	2022	2021
Basic income (loss) per unit from continuing operations attributable to MIH	$0.13	$(0.08)
Basic income per unit from discontinued operations attributable to MIH	—	0.23
Basic income per unit attributable to MIH	$0.13	$0.15
Weighted average number of units outstanding: basic	88,494,560	87,411,455

Diluted income (loss) per unit from continuing operations attributable to MIH	$0.12	$(0.08)
Diluted income per unit from discontinued operations attributable to MIH	—	0.23
Diluted income per unit attributable to MIH	$0.12	$0.15
Weighted average number of units outstanding: diluted	89,860,394	87,411,455
___________
(1)Interest expense includes non-cash gains on derivative instruments of $489,000 and $283,000 for the quarters ended March 31, 2022 and 2021, respectively.
(2)See Note 4, “Discontinued Operations and Dispositions”, for further discussions on businesses classified as held for sale.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
CONSOLIDATED CONDENSED STATEMENTS OF UNITHOLDERS’ EQUITY
(Unaudited)
($ in Thousands, Except Unit Data)

	In Units		Common Units Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Unitholders’ Equity	Noncontrolling Interests	Total Equity
	Special Units	Common Units(1)
Balance on December 31, 2021	100	88,343,762	$193,471	$(5,106)	$106,539	$294,904	$8,478	$303,382
Issuance of units to Manager	—	217,696	787	—	—	787	—	787
Units vested under compensation plans(2)	—	356,124	—	—	—	—	—	—
Units withheld for taxes on vested stock(2)	—	(112,063)	—	—	—	—	—	—
Unit-based compensation expense	—	—	236	—	—	236	—	236
Comprehensive income, net of taxes	—	—	—	—	11,142	11,142	304	11,446
Balance on March 31, 2022	$100	88,805,519	$194,494	$(5,106)	$117,681	$307,069	$8,782	$315,851

Balance on December 31, 2020	100	87,361,929	$178,062	$(6,175)	$713,129	$885,016	$8,290	$893,306
Issuance of units to Manager	—	142,936	4,650	—	—	4,650	—	4,650
Units vested under compensation plans(2)	—	952	—	—	—	—	—	—
Units withheld for taxes on vested stock(2)	—	(365)	—	—	—	—	—	—
Unit-based compensation expense	—	—	2,175	—	—	2,175	—	2,175
Impact of ASU No. 2020-06 adoption, net of taxes(3)	—	—	(14,121)	—	6,962	(7,159)	—	(7,159)
Comprehensive income, net of taxes	—	—	—	—	13,200	13,200	597	13,797
Balance on March 31, 2021	100	87,505,452	$170,766	$(6,175)	$733,291	$897,882	$8,887	$906,769
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
(3)On January 1, 2021, the Company adopted ASU No. 2020-06, Debt - Debt with Conversion and Other Options, using the modified retrospective method and made an adjustment to the beginning balance to Retained Earnings of $7.0 million, net of taxes. See Note 8, “Long-Term Debt”, for further discussions.
See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in Thousands)

	Quarter Ended March 31,
	2022	2021
Operating activities
Net income (loss) from continuing operations	$11,446	$(6,270)
Adjustments to reconcile net income (loss) to net cash used in operating activities from continuing operations:
Depreciation	3,675	3,642
Amortization of intangibles	106	106
Amortization of debt financing costs	73	4,084
Adjustments to derivative instruments	(11,164)	(1,459)
Fees to Manager - related party	800	5,552
Deferred taxes	1,696	(334)
Other non-cash expense, net	389	1,133
Changes in other assets and liabilities, net of acquisitions:
Accounts receivable	192	(1,897)
Inventories	(347)	(1,497)
Prepaid expenses and other current assets	(9,058)	(2,653)
Accounts payable and accrued expenses	(4,068)	(7,507)
Income taxes payable	2,878	(2,332)
Other, net	(1,149)	(3,510)
Net cash used in operating activities from continuing operations	(4,531)	(12,942)
Investing activities
Purchases of property and equipment	(5,033)	(3,339)
Other, net	142	15
Net cash used in investing activities from continuing operations	(4,891)	(3,324)
Financing activities
Payment of long-term debt	(274)	(358,843)
Distributions paid to common unitholders	—	(960,981)
Net cash used in financing activities from continuing operations	(274)	(1,319,824)
Net change in cash, cash equivalents, and restricted cash from continuing operations	(9,696)	(1,336,090)
See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS – (continued)
(Unaudited)
($ in Thousands)

	Quarter Ended March 31,
	2022	2021
Cash flows provided by (used in) discontinued operations:
Net cash provided by operating activities	$—	$52,935
Net cash used in investing activities	—	(12,515)
Net cash used in financing activities	—	(2,562)
Net cash provided by discontinued operations	—	37,858
Net change in cash, cash equivalents, and restricted cash	(9,696)	(1,298,232)
Cash, cash equivalents, and restricted cash, beginning of period	48,310	1,839,220
Cash, cash equivalents, and restricted cash, end of period	$38,614	$540,988

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Accrued purchases of property and equipment from continuing operations	$743	$237
Accrued purchases of property and equipment from discontinued operations	—	3,665
Leased assets obtained in exchange for new operating lease liabilities from discontinued operations	—	787
Taxes received, net, from continuing operations	—	(755)
Taxes paid, net, from discontinued operations	—	1,415
Interest paid, net, from continuing operations	471	6,761
Interest paid, net, from discontinued operations	—	9,809

The following table provides a reconciliation of cash, cash equivalents, and restricted cash from both continuing and discontinued operations reported within the consolidated condensed balance sheets that is presented in the consolidated condensed statements of cash flows:

	As of March 31,
	2022	2021
Cash and cash equivalents	$37,589	$192,842
Restricted cash - current	1,025	1,085
Cash, cash equivalents, and restricted cash included in assets held for sale	—	347,061
Total of cash, cash equivalents, and restricted cash shown in the consolidated condensed statement of cash flows	$38,614	$540,988

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Description of Business
Macquarie Infrastructure Holdings, LLC ("MIH") is a Delaware limited liability company formed on February 5, 2021, and the registrant since September 22, 2021. MIH is the successor to Macquarie Infrastructure Corporation ("MIC"), a Delaware corporation formed on May 21, 2015. MIC’s predecessor, Macquarie Infrastructure Company LLC, was formed on April 13, 2004. Except as otherwise specified, all references in this Form 10-Q to “MIH” or the "Company" refers to Macquarie Infrastructure Holdings, LLC and its subsidiaries, or as necessary when referring to previous reporting periods or the period prior to September 22, 2021, MIC and its subsidiaries.
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
The Company provides products to corporations, government agencies, and individual customers in Hawaii. The Company's operations comprise an energy company that processes and distributes gas and provides related services, Hawaii Gas, and several smaller operations collectively engaged in efforts to reduce the cost and improve the reliability and sustainability of energy in Hawaii.
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
On June 14, 2021, the Company entered into a merger agreement (the "Merger Agreement") with AMF Hawaii Holdings, LLC ("AMF Parent"), a Delaware limited liability company affiliated with Argo Infrastructure Partners, LP ("Argo"), and AMF Hawaii Merger Sub, LLC ("AMF Merger Sub"), a recently formed Delaware limited liability company and wholly-owned direct subsidiary of AMF Parent. The Merger Agreement provides that AMF Merger Sub will be merged with and into MIH (the "Merger"), with MIH surviving the Merger as a wholly owned subsidiary of AMF Parent. Upon the completion of the Merger, each of the MIH common units (excluding common units held by AMF Parent or AMF Merger Sub or common units held by MIH in treasury and common units held by any subsidiary of MIH or AMF Parent (other than AMF Merger Sub)), will be converted into the right to receive $3.83 in cash, without interest; or, if the Merger is consummated after July 1, 2022, then each such unit will be converted into the right to receive $4.11 in cash, without interest.
Under the terms of the Merger Agreement, at closing, AMF Parent will pay the merger consideration to unitholders, and fund transaction costs and fund a disposition payment to MIH’s Manager of $81.7 million if the Merger closes on or before July 1, 2022 or $56.7 million if the Merger closes after this date.
On September 21, 2021, the Company conducted a Special Meeting of Shareholders during which shareholders voted on and approved the AA Transaction and the Merger. As a result of the approval, MIH classified its Atlantic Aviation business as a discontinued operation and eliminated it as a reportable segment. All prior periods reported herein reflect this change.
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
As part of the reorganization, the entity holding the businesses comprising MIC's MIC Hawaii segment was distributed to and became a direct subsidiary of Macquarie Infrastructure Holdings, LLC. For tax purposes, the distribution was deemed to be a sale of MIC Hawaii by MIC and unitholders were deemed to have received a distribution of the fair market value of the equity of that segment, subsequently determined to equate to $3.70 per unit.

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
The consolidated balance sheet on December 31, 2021 has been derived from audited financial statements but does not include all the information and notes required by GAAP for complete financial statements. Certain reclassifications were made to the consolidated financial statements for the prior period to conform to current period presentation.
The interim financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the Company's Annual Report on Form 10-K, as filed with the SEC on February 22, 2022. Operating results for the quarter ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any future interim periods.
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
The Company considers all highly liquid investments, including commercial paper issued by counterparties with Standard & Poor's rating of A1+ or higher, with maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any investments in commercial paper on March 31, 2022 or December 31, 2021.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
2. Basis of Presentation – (continued)

Income Taxes
MIH is a limited liability company treated as a partnership for tax purposes. Taxable income/losses reported by MIH are passed-through to the unitholders and reported on a Schedule K-1. MIH does not pay federal or state income tax.
The subsidiaries of the Company are owned by an intermediate holding company organized as a limited liability company and classified as a corporation for tax purposes. The intermediate holding company files a consolidated federal income tax return and a combined Hawaii state income tax return.
Recently Issued Accounting Standards
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
3. Impact of COVID-19
Visitor arrivals to Hawaii, the primary driver of increases in demand for gas in Hawaii, improved sequentially in the first quarter of 2022, which we believe reflects increased visitor confidence levels due to the availability of COVID-19 vaccines and a relatively low level of infections in the islands. The rate of recovery in the number of visitors to Hawaii in the future remains uncertain. COVID-19 continues to negatively affect the performance of the MIC Hawaii businesses, although the effects have diminished relative to this time last year. The additional easing of travel restrictions this quarter has resulted in an increase in economic activity and the number of primarily domestic visitors to Hawaii, but not to pre-COVID-19 levels. A significant surge in COVID-19 rates could negatively impact the number of visitors to Hawaii.
Trends in the number of visitors to Hawaii and demand for gas were positive in the first quarter, although the financial performance of the Company continues to lag pre-COVID-19 periods. The number of visitors to Hawaii increased to 2.0 million for the quarter ended March 31, 2022, from 847,000 for the quarter ended March 31, 2021. The resulting improvement in hotel occupancy, restaurants patronage, and use of commercial laundry services contributed to an increase in gas consumption of 11% during the quarter ended March 31, 2022, versus the comparable period in 2021. The number of visitors to Hawaii was lower by 21% in the quarter ended March 31, 2022, and overall gas consumption was lower by 13% versus the comparable pre-COVID-19 period in 2019.
4. Discontinued Operations and Dispositions
The Company accounts for disposals that represent a strategic shift that should have or will have a major effect on operations as discontinued operations in the consolidated condensed statements of income (loss) commencing in the period in which the business or group of businesses meets the criteria of a discontinued operation. These results include any gain or loss recognized on disposal or adjustment of the carrying amount to fair value less cost to sell.
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
The Company recognized a book gain on sale of approximately $2.95 billion as a result of the AA Transaction. The Company incurred $50.2 million in transaction costs and a disposition payment of $228.6 million to its Manager, both of which were included in Selling, general and administrative expenses in the consolidated condensed statement of income (loss).
Summarized financial information for discontinued operations included in the Company's consolidated condensed statement of income (loss) related to the Atlantic Aviation business for the quarter ended March 31, 2021 is as follows ($ in thousands):

Quarter Ended March 31,
2021
Service revenue	$209,604
Cost of services	(82,233)
Selling, general and administrative expenses	(65,411)
Depreciation and amortization	(23,771)
Interest expense, net	(11,412)
Other income, net	838
Net income from discontinued operations before income taxes	$27,615
Provision for income taxes	(7,548)
Net income from discontinued operations	$20,067

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

5. Income per Unit
Following is a reconciliation of the basic and diluted income (loss) per unit computations ($ in thousands, except unit and per unit data):

	Quarter Ended March 31,
	2022	2021
Numerator:
Net income (loss) from continuing operations attributable to MIH	$11,142	$(6,867)
Interest expense attributable to 2.00% Convertible Senior Notes, net of taxes	27	—
Diluted net income (loss) from continuing operations attributable to MIH	$11,169	$(6,867)
Basic and diluted net income from discontinued operations attributable to MIH	$—	$20,067
Denominator:
Weighted average number of units outstanding: basic	88,494,560	87,411,455
Dilutive effect of restricted stock unit grants(1)	254,541	—
Dilutive effect of 2.00% Convertible Senior Notes	1,111,293	—
Weighted average number of units outstanding: diluted	89,860,394	87,411,455
___________
(1) Dilutive effect of restricted stock unit grants includes grants to certain employees of the Company's operating businesses under the 2016 Omnibus Employee Incentive Plan.

	Quarter Ended March 31,
	2022	2021
Income per unit:
Basic income (loss) per unit from continuing operations attributable to MIH	$0.13	$(0.08)
Basic income per unit from discontinued operations attributable to MIH	—	0.23
Basic income per unit attributable to MIH	$0.13	$0.15

Diluted income (loss) per unit from continuing operations attributable to MIH	$0.12	$(0.08)
Diluted income per unit from discontinued operations attributable to MIH	—	0.23
Diluted income per unit attributable to MIH	$0.12	$0.15

The following represents the weighted average potential dilutive units of common units that were excluded from the diluted income per unit calculation:

	Quarter Ended March 31,
	2022	2021
Restricted unit grants	—	83,843
2.00% Convertible Senior Notes(1)	—	4,175,825
Total	—	4,259,668
___________
(1)During the quarter ended March 31, 2021, the Company repurchased $358.6 million in aggregate principal amount of its 2.00% Convertible Senior Notes ("Notes"). For the quarter ended March 31, 2021, the weighted average units reflect the “if-converted” dilutive impact to common units for the repurchased Notes for the period that the Notes were outstanding and the impact of the increase to the conversion rate following the special dividend pertaining to the IMTT Transaction paid on January 8, 2021. See Note 8, “Long-Term Debt”, for further discussion.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
6. Property, Equipment, Land, and Leasehold Improvements
Property, equipment, land, and leasehold improvements on March 31, 2022 and December 31, 2021 consisted of the following ($ in thousands):

	March 31, 2022	December 31, 2021
Land	$10,710	$10,710
Buildings	4,533	4,427
Leasehold and land improvements	20,098	20,003
Machinery and equipment	378,948	376,924
Furniture and fixtures	3,740	3,740
Construction in progress	14,216	11,313
	432,245	427,117
Less: accumulated depreciation	(133,499)	(129,927)
Property, equipment, land, and leasehold improvements, net	$298,746	$297,190

7. Intangible Assets and Goodwill
Intangible assets on March 31, 2022 and December 31, 2021 consisted of the following ($ in thousands):

	March 31, 2022	December 31, 2021
Customer relationships	$7,400	$7,400
Trade names	8,500	8,500
Leasehold rights	100	100
	16,000	16,000
Less: accumulated amortization	(11,608)	(11,502)
Intangible assets, net	$4,392	$4,498

The Company tests for goodwill impairment annually on October 1 of each year and between annual tests if a triggering event indicates the possibility of impairment. With the signing of the Merger, the Company evaluates goodwill for impairment having regard to the Merger transaction value. Goodwill acquired in business combinations, net of disposals was $120.2 million on March 31, 2022 and December 31, 2021, respectively. See Note 1, "Organization and Description of Business" for discussions on the Merger. There were no triggering events that indicated impairment for the quarter ended March 31, 2022.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

8. Long-Term Debt
On March 31, 2022 and December 31, 2021, the Company’s consolidated long-term debt balance comprised the following ($ in thousands):

	March 31, 2022	December 31, 2021
Term Loan - Hawaii Gas	$80,000	$80,000
Term Loan - Solar Facilities in Hawaii	12,424	12,698
2.00% Convertible Senior Notes	6,821	6,821
Total	99,245	99,519
Current portion	(1,118)	(1,107)
Long-term portion	98,127	98,412
Unamortized debt financing costs(1)	(684)	(757)
Long-term portion less unamortized debt discount and debt financing costs	$97,443	$97,655
___________
(1)The weighted average remaining life of the debt financing costs on March 31, 2022 was 2.7 years.
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
During 2021, the Company repurchased $395.7 million in aggregate principal amount of the 2.00% Convertible Senior Notes, of which $358.6 million and $26.9 million were repurchased in tender offers on March 16, 2021 and October 22, 2021, respectively. In connection with the repurchases, the Company incurred $1.2 million of transaction costs and wrote-off $3.7 million of debt financing costs recorded in Selling, general and administrative expenses and Interest expense, respectively, in the consolidated condensed statements of income (loss).
On March 31, 2022 and December 31, 2021, the outstanding balance of the 2.00% Convertible Senior Notes was $6.8 million. On March 31, 2022 and December 31, 2021, the fair value of the 2.00% Convertible Senior Notes was approximately $6.6 million and $6.8 million, respectively. The conversion rate was 162.9223 common units per $1,000 principal amount on March 31, 2022.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
8. Long-Term Debt  – (continued)
Interest expense related to the 2.00% Convertible Senior Notes consisted of the following ($ in thousands):

	Quarter Ended March 31,
	2022	2021
Contractual interest expense	$34	$1,754
Amortization of debt financing cost	—	345
Write-off of debt financing cost	—	3,644
Total interest expense	$34	$5,743

Hawaii Gas
On April 19, 2021, Hawaii Gas fully repaid all of its $100.0 million senior secured notes outstanding and incurred a $4.7 million 'make-whole' payment and wrote-off $154,000 of debt financing costs both recorded in Interest expense in the consolidated condensed statements of income (loss).
On March 31, 2022 and December 31, 2021, Hawaii Gas had an $80.0 million term loan outstanding and a $60.0 million revolving credit facility that was undrawn. During the quarter ended June 30, 2021, Hawaii Gas extended the maturity on its term loan and revolving credit facility from February 2023 to February 2024.
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
Commodity Price Contracts
The risks associated with fluctuations in the prices that Hawaii Gas pays for liquefied petroleum gas ("LPG") is principally a result of market forces reflecting changes in supply and demand for LPG and other energy commodities. Hawaii Gas’ gross margin (revenue less cost of product sales excluding depreciation and amortization) is sensitive to changes in LPG supply costs and Hawaii Gas may not always be able to pass through cost increases fully or on a timely basis, particularly when product costs rise rapidly. To reduce its exposure to volatility in the business’ LPG wholesale market price, Hawaii Gas has used and expects to continue to use over-the-counter commodity derivative instruments. Hawaii Gas does not use commodity derivative instruments for speculative or trading purposes. Over-the-counter derivative instruments used by Hawaii Gas to hedge a portion of forecasted purchases of LPG are generally settled at expiration of the contract. On March 31, 2022, Hawaii Gas had 61.7 million gallons of LPG hedged through September 2024.
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

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
9. Derivative Instruments and Hedging Activities – (continued)
The Company’s fair value measurements of its derivative instruments and the related location of the assets and liabilities within the consolidated condensed balance sheets on March 31, 2022 and December 31, 2021 were ($ in thousands):

	Assets (Liabilities) at Fair Value
Balance Sheet Classification	March 31, 2022	December 31, 2021
Fair value of derivative instruments - other current assets	$8,344	$909
Fair value of derivative instruments - other noncurrent assets	4,078	470
Total derivative contracts - assets	$12,422	$1,379

Fair value of derivative instruments - other current liabilities	$—	$(122)
Total derivative contracts – liabilities	$—	$(122)

The Company’s hedging activities for the quarters ended March 31, 2022 and 2021 and the related location within the consolidated condensed statements of income (loss) were ($ in thousands):

Income Statement Classification	Gain Recognized for the Quarters Ended March 31,
	2022	2021
Interest expense - interest rate swaps	$489	$283
Cost of product sales - commodity swaps	12,928	1,626
Total	$13,417	$1,909

All of the Company's derivative instruments are collateralized by the assets of the respective businesses.
10. Unitholders' Equity
2014 Independent Directors' Equity Plan ("2014 Plan")
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
On May 19, 2021, the Company granted its independent directors a total of 25,974 director share units with a grant date fair value of $34.90 per share. These director share units fully vested on September 23, 2021, as a result of the AA Transaction, which constituted a change in control as defined in the 2014 Plan. Compensation expenses related to the director share units was $225,000 for the quarter ended March 31, 2021.
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

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
10. Unitholders’ Equity – (continued)
The following sets forth unvested STIP RSU grants through March 31, 2022:

	STIP Grants
	Number of RSUs (in units)	Weighted Average Grant-Date Fair Value (per unit)
Unvested balance on December 31, 2020	34,627	$24.50
Granted(1)	286,013	4.89
Forfeited	(215)	24.92
Vested(2)	(68,776)	31.03
Unvested balance on December 31, 2021	251,649	$2.49
Granted	79,670	3.74
Forfeited	(2,603)	2.16
Vested(3)	(158,844)	2.30
Unvested balance on March 31, 2022	169,872	$3.26
___________
(1)During the quarter ended March 31, 2021, the Company granted an additional 12,614 RSUs to preserve the economic value of the unvested RSUs after giving effect to the special dividend made in connection with the IMTT Transaction. During the quarter ended December 31, 2021, the Company granted an additional 228,943 RSUs to preserve the economic value of the unvested RSUs after giving effect to the one-time distribution made in connection with the AA Transaction.
(2)As a result of the AA Transaction, the Company's Compensation Committee and Board approved the accelerated vesting of the STIP RSU grants for former eligible employees of Atlantic Aviation and MIC Global Services ("MGS"). These RSUs were fully vested on September 23, 2021.
(3)Units related to RSUs vested on March 31, 2022 were issued in April 2022.
On March 31, 2022, the grant date fair value of the unvested awards was $554,000 and is expected to be recognized over a weighted-average period of 1.0 years. Compensation expense related to the STIP RSUs were $354,000 for the quarter ended March 31, 2022, compared with $309,000 (which includes the former eligible participants of Atlantic Aviation and MGS) for the quarter ended March 31, 2021.
From time to time, the Company may issue RSUs to reward or retain employees, or to attract new employees, or for other reasons by providing special grants of RSUs. Vesting dates and terms can vary for each award at the discretion of the Company.
The following sets forth unvested Special RSU grants through March 31, 2022:

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
Compensation expense related to the Special RSU grants was $200,000 for the quarter ended March 31, 2021.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
10. Unitholders’ Equity – (continued)
Long-Term Incentive Plan ("LTIP") for MIH Operating Businesses —  Performance Stock Units ("PSUs")
The Company has a LTIP pursuant to which it makes stock-based incentive awards to eligible employees of its operating businesses. The awards take the form of PSUs convertible into common units of the Company as authorized under its 2016 Plan. The number of PSUs a participant may be awarded reflects a target level of performance by the participant. The participant may be awarded more (over performance limit) or less (threshold limit) than the target number of PSUs based on their achievements relative to Key Performance Indicators during the three-year performance period. Following finalization of the participant’s performance review, generally at the end of the third year of the program, the Company awards the PSUs.
The following sets forth unvested LTIP PSU grants through March 31, 2022 at the target level of performance:

	LTIP Grants (at Target)
	Number of PSUs (in units)	Weighted Average Grant-Date Fair Value (per unit)
Unvested balance on December 31, 2020	71,521	$39.47
Granted(1)	1,205,242	5.73
Forfeited(2)	(86,384)	31.39
Vested(2)	(135,493)	37.93
Unvested balance on December 31, 2021	1,054,886	$2.76
Granted	199,016	3.74
Vested	(356,124)	2.60
Unvested balance on March 31, 2022	897,778	$3.04
___________
(1)During the quarter ended March 31, 2021, the Company granted an additional 26,004 PSUs to preserve the economic value of the unvested PSUs after giving effect to the special dividend made in connection with the IMTT Transaction. During the quarter ended December 31, 2021, the Company granted an additional 959,700 PSUs to preserve the economic value of the unvested PSUs after giving effect to the one-time distribution made in connection with the AA Transaction.
(2)As a result of the AA Transaction, the Company's Compensation Committee and Board approved the accelerated vesting of the LTIP PSU grants for former eligible employees of Atlantic Aviation and MGS. These PSUs were fully vested on September 23, 2021.
As of March 31, 2022, depending upon actual performance, the number of PSUs to be issued will vary from zero to 1,571,112, net of forfeitures. On March 31, 2022, the grant date fair value of the unvested awards was $2.7 million, reflecting target performance by all participants. On March 31, 2022, the unrecognized compensation cost related to unvested PSU awards was $897,000 at target level performance and is expected to be recognized over a weighted-average period of 1.6 years. Compensation expense related to the LTIP PSUs was $298,000 for the quarter ended March 31, 2022, compared with $1.5 million (which includes the former eligible participants of Atlantic Aviation and MGS) for the quarter ended March 31, 2021.
Accumulated Other Comprehensive Loss, net of taxes
The following represents the changes and balances to the components of accumulated other comprehensive loss, net of taxes, for the quarter ended March 31, 2022 and 2021 ($ in thousands):

	Post-Retirement Benefit Plans, net of taxes	Total Unitholders’ Accumulated Other Comprehensive Loss, net of taxes
Balance on December 31, 2020	$(6,175)	$(6,175)
Balance on March 31, 2021	$(6,175)	$(6,175)

Balance on December 31, 2021	$(5,106)	$(5,106)
Balance on March 31, 2022	$(5,106)	$(5,106)

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
Revenue from external customers were ($ in thousands):

	Quarter Ended March 31,
	2022	2021
Product revenue
Lease	$1,071	$890
Gas	64,809	50,751
Other	2,801	2,946
Total revenue	$68,681	$54,587

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
12. Related Party Transactions
Management Services
On March 31, 2022 and December 31, 2021, the Manager held 14,937,119 units and 14,719,423 units, respectively, of the Company’s common units. Pursuant to the terms of the Fourth Amended and Restated Management Agreement ("MSA"), the Manager may sell these units at any time. Under the MSA, the Manager, at its option, may reinvest base management fees and performance fees, if any, in units of the Company. The Manager’s holdings on March 31, 2022 represented 16.82% of the Company's outstanding common units.
Since January 1, 2021, the Company paid the Manager cash dividends and/or distributions on units held for the following periods:

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
In accordance with the MSA, the Manager is entitled to a monthly base management fee based primarily on the Company’s market capitalization, and potentially a quarterly performance fee based on total unitholder returns relative to a U.S. utilities index. Currently, the Manager has elected to reinvest future base management fees and performance fees, if any, in additional units. For the quarter ended March 31, 2022, the Company incurred base management fees of $800,000, compared with $5.6 million for the quarter ended March 31, 2021. The Company did not incur any performance fees for the quarters ended March 31, 2022 and 2021.
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
Disposition Agreement
To facilitate sales of its operating businesses, on October 30, 2019, the Company announced that it entered into a Disposition Agreement with its Manager (see Exhibit 10.3 of the Form 10-K filed on February 22, 2022). Outside of the Disposition Agreement, the Company has limited ability to terminate the MSA. The Disposition Agreement provides for the termination of the Company’s external management relationship with its Manager as to any businesses, or substantial portions thereof, that are sold (including if the Company itself is sold). In connection therewith, the Company will make a payment to its Manager of approximately 2.9% to 6.1% of the net proceeds generated in the event of such sales, subject to a minimum amount of payments for all sales in the aggregate in the event of a Qualifying Termination Event ("QTE") of (i) $50.0 million plus (ii) 1.5% multiplied by proceeds in excess of $500.0 million in the aggregate. A QTE means (i) the sale of the Company or (ii) a transaction or series of transactions resulting in a third party or parties acquiring all the assets of the Company. The Disposition Agreement provides that the MSA will terminate upon the occurrence of a QTE or upon mutual agreement of the parties. If the MSA has not been terminated prior to the sixth anniversary of the Disposition Agreement, the Company's Manager and its

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
12. Related Party Transactions - (continued)

independent directors will engage in reasonable, good faith discussions regarding a potential internalization or other framework for a termination of the MSA.
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
In connection with the IMTT Transaction and pursuant to the Disposition Agreement as amended by the Amendment noted below, the Company deposited a disposition payment of $28.2 million to its Manager in an escrow account in December 2020 and subsequently released the payment from escrow in March 2021.
In connection with the execution of the Merger, and in order to provide AMF Parent with the fixed amount of the Disposition Payment (as defined in the Disposition Agreement) payable to the Manager with respect to the Merger, on June 14, 2021, the Company and the Manager entered into an amendment (the "Amendment") to the Disposition Agreement. The Amendment provides that the Disposition Payment payable to the Manager with respect to the Merger will be $56.7 million (which amount includes the Waived Fees (as defined in the Disposition Agreement)). These amounts were calculated in accordance with the Disposition Agreement dated as of October 30, 2019, do not include the $25.0 million additional payment to the Manager if the final sale of the Company occurs on or prior to July 1, 2022, and assume a closing date of March 31, 2022, for the Merger. The Amendment also provides that the Disposition Payments with respect to the Merger will be paid concurrently with the relevant transaction closing, and that the Company’s MSA with the Manager will terminate concurrent with the closing of the Merger and payment of all amounts payable to the Manager under the Disposition Agreement.
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
The unpaid portion of the base management fees and performance fees, if any, at the end of each reporting period is included in Due to Manager-related party in the consolidated condensed balance sheets. The following table shows the Manager's reinvestment of its base management fees and performance fees, if any, in units:

Period	Base Management Fee Amount ($ in thousands)	Performance Fee Amount ($ in thousands)	Units Issued
2022 Activities:
First quarter 2022	$800	$—	219,026	(1)

2021 Activities:
Fourth quarter 2021	1,056	—	217,273
Third quarter 2021	7,698	—	195,556
Second quarter 2021	7,551	—	214,040
First quarter 2021	5,552	—	176,296
___________
(1)The Manager elected to reinvest all monthly base management fees for the quarter ended March 31, 2022 in new primary units. The Company issued 219,026 units for the quarter ended March 31, 2022, including 73,653 units that were issued in April 2022.
The Manager is not entitled to any other compensation and all costs incurred by the Manager, including compensation of seconded staff, are paid by the Manager out of its base management fee. However, the Company is responsible for other direct

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
12. Related Party Transactions - (continued)

costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries, income taxes, audit and legal fees, acquisitions and dispositions, and its compliance with applicable laws and regulations. During the quarter ended March 31, 2022, the Manager charged the Company $1,000 for the reimbursement of out-of-pocket expenses compared with an insiginficant amount for the quarter ended March 31, 2021. The unpaid portion of the out-of-pocket expenses at the end of the reporting period is included in Due to Manager-related party in the consolidated condensed balance sheets. During the quarter ended March 31, 2021, the Company paid $30,000 in legal fees incurred by the the Manager related to certain MIC shareholder litigation. The payment reflects a credit of $30,000 of legal fees incurred by the Manager in 2020.
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
Long-Term Debt
The Company had a $600.0 million senior secured revolving credit facility at the holding company level to which Macquarie Capital Funding LLC had a $40.0 million commitment. On January 19, 2021, all commitments on the senior secured revolving credit facility were terminated in accordance with the terms of that agreement. For the quarter ended March 31, 2021, the Company incurred interest expense of $8,000 related to Macquarie Capital Funding LLC’s portion of the senior secured revolving credit facility.
13. Legal Proceedings and Contingencies
The Company and its subsidiaries are subject to legal proceedings arising in the ordinary course of business. In management’s opinion, the Company has adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions and does not believe the outcome of any pending legal proceedings will be material to the Company’s financial position or results of operations.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material developments to legal proceedings set forth under Part 1, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 22, 2022.
Item 1A. Risk Factors
There have been no material changes to the risk factors set forth under Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 22, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.
Item 6. Exhibits
An exhibit index has been filed as part of this Report on page E-1 and is incorporated herein by reference.

EXHIBIT INDEX

Number	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in XBRL and contained in Exhibit 101.
___________
*    Filed herewith.
**    Furnished herewith.

E-1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACQUARIE INFRASTRUCTURE HOLDINGS, LLC (Registrant)

Dated: May 3, 2022	By:	/s/ Christopher Frost
Name: Christopher Frost
Title: Chief Executive Officer

Dated: May 3, 2022	By:	/s/ Nick O'Neil
Name: Nick O'Neil
Title: Chief Financial Officer